Form 10-Q
period 2023-07-01
Savers Value Village, Inc.
filed 2023-08-11
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41733
____________________________
Savers Value Village, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	83-4165683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11400 S.E. 6th Street
Suite 125, Bellevue, WA	98004
(Address of Principal Executive Offices)	(Zip Code)
____________________________
425-462-1515
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	SVV	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 160,452,754 shares of common stock as of August 7, 2023.

		Page
Part I - Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of July 1, 2023 (Unaudited) and December 31, 2022 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 1, 2023 (Unaudited) and July 2, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Thirteen and Twenty-Six Weeks Ended July 1, 2023 (Unaudited) and July 2, 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 1, 2023 (Unaudited) and July 2, 2022 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
Part II - Other Information
Item 1.	Legal Matters	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	76
Signatures		77

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	July 1, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$111,565	$112,132
Trade receivables, net of allowance for doubtful accounts of $360 and $316	12,924	14,092
Inventories	30,192	21,822
Prepaid expenses and other current assets	57,039	35,647
Derivative asset – current	9,629	8,625
Total current assets	221,349	192,318
Property and equipment, net	209,208	190,518
Right-of-use lease assets	466,746	437,843
Goodwill	687,440	681,447
Intangible assets, net	168,614	170,651
Derivative asset – non-current	26,023	31,077
Other assets	3,788	3,961
Total assets	$1,783,168	$1,707,815
Current liabilities:
Accounts payable and accrued liabilities	$104,006	$80,748
Accrued payroll and related taxes	55,619	62,046
Lease liabilities – current	72,234	79,838
Current portion of long-term debt and short-term borrowings	13,250	50,250
Total current liabilities	245,109	272,882
Long-term debt, net	1,079,701	783,347
Lease liabilities – non-current	388,803	349,194
Deferred tax liabilities, net	68,652	63,141
Other liabilities	13,474	11,916
Total liabilities	1,795,739	1,480,480
Commitments and contingencies (see Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 141,703 and 141,590 shares issued and outstanding	—	—
Additional paid-in capital	227,335	226,327
Accumulated deficit	(275,801)	(38,443)
Accumulated other comprehensive income	35,895	39,451
Total stockholders’ (deficit) equity	(12,571)	227,335
Total liabilities and stockholders’ (deficit) equity	$1,783,168	$1,707,815
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$379,102	$364,668	$724,786	$692,135
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	154,945	146,794	300,698	290,749
Salaries, wages and benefits	67,342	66,103	159,974	131,536
Selling, general and administrative	73,259	76,298	150,304	148,771
Depreciation and amortization	14,693	14,043	29,177	26,692
Total operating expenses	310,239	303,238	640,153	597,748
Operating income	68,863	61,430	84,633	94,387
Other (expense) income:
Interest expense, net	(27,734)	(14,807)	(52,204)	(29,401)
Gain (loss) on foreign currency, net	4,487	(6,251)	5,782	(8,268)
Other income, net	434	132	218	55
Loss on extinguishment of debt	—	—	(6,011)	(1,023)
Other expense, net	(22,813)	(20,926)	(52,215)	(38,637)
Income before income taxes	46,050	40,504	32,418	55,750
Income tax expense	11,000	9,646	7,563	12,961
Net income	35,050	30,858	24,855	42,789
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,682)	4,407	(1,948)	2,316
Cash flow hedges	2,039	673	(1,608)	11,833
Other comprehensive income (loss)	357	5,080	(3,556)	14,149
Comprehensive income	$35,407	$35,938	$21,299	$56,938
Net income per share, basic	$0.25	$0.22	$0.18	$0.30
Net income per share, diluted	$0.24	$0.21	$0.17	$0.29
Basic weighted average shares outstanding	141,712	141,545	141,705	141,545
Diluted weighted average shares outstanding	146,174	146,162	146,258	146,162
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at April 1, 2023	141,735	$—	$226,899	$(310,851)	$35,538	$(48,414)
Stock-based compensation expense	—	—	940	—	—	940
Repurchase of common stock	(32)	—	(504)	—	—	(504)
Comprehensive income	—	—	—	35,050	357	35,407
Balance at July 1, 2023	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)

Balance at April 2, 2022	141,545	$—	$224,838	$(41,777)	$23,533	$206,594
Stock-based compensation expense	—	—	120	—	—	120
Cancellation of stock options	—	—	(292)	—	—	(292)
Comprehensive income	—	—	—	30,858	5,080	35,938
Balance at July 2, 2022	141,545	$—	$224,666	$(10,919)	$28,613	$242,360
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(All amounts in thousands, except per share amounts, unaudited)

	Twenty-Six Weeks Ended
	Common A units		Common B units		Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (Loss)	Total
	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	—	$—	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Stock-based compensation expense	—	—	—	—	—	—	1,857	—	—	1,857
Stock issued under stock compensation incentive plans, net	—	—	—	—	158	—	(150)	—	—	(150)
Repurchase of common stock	—	—	—	—	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	—	—	—	—	(262,213)	—	(262,213)
Comprehensive income (loss)	—	—	—	—	—	—	—	24,855	(3,556)	21,299
Balance at July 1, 2023	—	$—	—	$—	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)

Balance at January 1, 2022	141,545	$223,379	—	$1,297	—	$—	$—	$(53,708)	$14,464	$185,432
Corporate conversion of common units to common stock	(141,545)	(223,379)	—	(1,297)	141,545	—	224,676	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	282	—	—	282
Stock issued under stock incentive plan, net	—	—	—	—	—	—	(292)	—	—	(292)
Comprehensive income	—	—	—	—	—	—	—	42,789	14,149	56,938
Balance at July 2, 2022	—	$—	—	$—	141,545	$—	$224,666	$(10,919)	$28,613	$242,360
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$24,855	$42,789
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,857	282
Amortization of debt issuance costs and debt discount	3,223	1,961
Depreciation and amortization	29,177	26,692
Operating lease expense	58,275	58,148
Deferred income taxes, net	5,290	3,748
Loss on extinguishment of debt	6,011	1,023
Other items, net	(10,800)	14,080
Changes in operating assets and liabilities:
Trade receivables	(596)	(7,099)
Inventories	(8,291)	(4,772)
Prepaid expenses and other current assets	(19,466)	(6,518)
Accounts payable and accrued liabilities	24,727	(3,489)
Accrued payroll and related taxes	(6,898)	(19,962)
Operating lease liabilities	(55,100)	(55,376)
Other liabilities	1,526	(989)
Net cash provided by operating activities	53,790	50,518
Cash flows from investing activities:
Purchases of property and equipment	(47,167)	(57,794)
Net settlement of derivative instruments	32	(691)
Net cash used in investing activities	(47,135)	(58,485)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	529,247	—
Principal payments on long-term debt	(237,525)	(6,866)
Advances on revolving line of credit	42,000	53,000
Repayments of revolving line of credit	(79,000)	(53,000)
Prepayment premium on extinguishment of debt	—	(1,023)
Net settlement of derivative instruments	3,889	—
Repurchase of shares and shares withheld to cover taxes	(849)	—
Payment of debt issuance costs	(4,359)	(161)
Dividends paid	(262,235)	—
Net cash used in financing activities	(8,832)	(8,050)
Effect of exchange rate changes on cash and cash equivalents	1,610	(898)
Net change in cash and cash equivalents	(567)	(16,915)
Cash and cash equivalents at beginning of period	112,132	97,915
Cash and cash equivalents at end of period	$111,565	$81,000
Supplemental disclosures of cash flow information:
Interest paid on debt	$33,874	$26,497
Income taxes paid, net	$9,257	$18,506
Supplemental disclosure of noncash investing activities:
Noncash capital expenditures	$3,331	$4,795
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Note 1. Description of Business and Basis of Presentation
Description of business
Savers Value Village, Inc., a Washington State based company, together with its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”), sells second-hand merchandise primarily in retail stores located in the United States (“U.S.”), Canada and Australia.
Basis of presentation
The accompanying interim condensed consolidated financial statements as of July 1, 2023 and for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2022, and the notes thereto. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Corporate Conversion
On January 7, 2022, S-Evergreen Holding LLC converted into a Delaware corporation and the name of the Company was changed to Savers Value Village, Inc. (the “Corporate Conversion”). In the Corporate conversion, equityholders of S-Evergreen Holding LLC received one share of common stock of Savers Value Village, Inc. for each Class A Unit of S-Evergreen Holding, LLC and corresponding adjustments were made to the Company’s outstanding equity awards.
Reverse stock split
On May 26, 2023, in anticipation of the initial public offering (“IPO”), the Company effectuated a reverse stock split of its then-outstanding common stock, in which each share of pre-split common stock became 0.713506461319705 of a share of post-reverse split common stock (the “Reverse Stock Split”) and corresponding adjustments were made to the Company’s outstanding equity awards. All references to units, per unit, shares and per share amounts for all periods presented in these unaudited interim condensed consolidated financial statements, including amounts in Note 8, have been retrospectively restated to give effect to the Reverse Stock Split.
Authorized shares
In connection with the Company’s IPO, the Company filed an amended and restated certificate of incorporation (the “A&R Charter”) on June 29, 2023. The Company also amended and restated its bylaws, effective as of June 28, 2023. The A&R Charter authorized 800.0 million shares of common stock, par value $0.000001 per share, and 100.0 million shares of preferred stock, par value $0.000001 per share. See Note 12 for further information regarding our initial public offering.
Each share of common stock entitles its holder to one vote per share on all matters to be voted on by stockholders and to receive dividends when and as declared by the board of directors from legally available sources, subject to the prior rights of the holders of our preferred stock. Common stockholders are not entitled to preemptive rights and are therefore subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the board of directors may designate and issue in the future. In the event of a liquidation, dissolution or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of common stock and any participating preferred stock outstanding at that time after payment of liquidation preferences, if any, on any outstanding shares of preferred stock and payment of claims of creditors.
Note 2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022.
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on available information and on various other assumptions that are believed to be reasonable under the circumstances. Certain items subject to such estimates and assumptions include, but are not limited to, the valuation of intangibles, the valuation of goodwill and income taxes. Actual results could vary from those estimates under different assumptions or conditions.
Revenue recognition
The following table disaggregates our revenue by retail and wholesale during each of the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Retail sales	$360,421	$347,184	$687,849	$657,147
Wholesale sales	18,681	17,484	36,937	34,988
Total net sales	$379,102	$364,668	$724,786	$692,135
Deferred offering costs
Deferred offering costs of $20.5 million incurred in connection with our IPO have been recorded in prepaid and other current assets in the unaudited interim condensed consolidated balance sheet as of July 1, 2023. Upon the completion of our IPO on July 3, 2023, deferred offering costs are recorded in stockholders’ deficit as a reduction from the gross proceeds of the offering.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that replaces the existing incurred loss model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this guidance, and subsequent amendments to this guidance, as of January 1, 2023. The change to an expected credit loss model did not have a material effect on the Company’s unaudited interim condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Topic 848 provides relief that, if elected, will ease the potential accounting burden when modifying contracts and hedging relationships that use the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Topic 848 allows for different elections to be made at different points in time.

In accordance with the fallback provisions of our interest rate swap contracts and the discontinuation of LIBOR after June 30, 2023, the reference rate for our interest rate swaps transitioned from LIBOR to Fallback Rate (SOFR) with effect from July 1, 2023. The Company elected to apply the optional expedients under Topic 848 to this change in reference rate and therefore the modified instruments will be accounted for and presented in the same manner as the instruments existing before the modification. This change from LIBOR to Fallback Rate (SOFR) for our interest rate swaps is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3. Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	July 1, 2023	December 31, 2022
Furniture, fixtures and equipment	$268,768	$230,694
Leasehold improvements	96,568	88,739
Total property and equipment	365,336	319,433
Less: accumulated depreciation	156,128	128,915
Total property and equipment, net	$209,208	$190,518
Depreciation expense for the thirteen weeks ended July 1, 2023 and July 2, 2022, was $13.3 million and $12.5 million, respectively; and $26.6 million and $23.9 million for the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively.
Note 4. Indebtedness
Debt consisted of the following:

(in thousands)	July 1, 2023	December 31, 2022
Term Loan Facility	$577,163	$814,687
Senior Secured Notes	550,000	—
Advances on Revolving Credit Facility	5,000	42,000
Total face value of debt	1,132,163	856,687
Less: current portion of long-term debt and short-term borrowings	13,250	50,250
Less: unamortized debt issuance costs and debt discount	39,212	23,090
Long-term debt, net	$1,079,701	$783,347
On February 6, 2023, the Company issued $550.0 million of Senior Secured Notes (the “Notes”) at a discount of 2.014%. In connection with the issuance of the Notes, the Company repaid $233.4 million of outstanding borrowings under the Term Loan Facility resulting in a loss on extinguishment of debt of $6.0 million. The Company did not incur a penalty on the repayment. In addition to repaying $233.4 million of outstanding borrowings with the proceeds of the Notes issuance, the Company also paid a $262.2 million dividend and a $23.6 million one-time bonus to certain of our employees and directors participating in our management equity incentive plan who were unable to participate in the dividend, which is recorded in salaries, wages and benefits in the unaudited interim condensed consolidated statement of operations and comprehensive income.
The Notes bear interest at a fixed rate of 9.75%. Interest began accruing on the date of issuance and the first scheduled interest payment is due on August 15, 2023, with interest due every February 15 and August 15 thereafter through maturity. The Notes are due in full at maturity in April 2028, coterminous with the Term Loan Facility. The Company’s principal subsidiaries in the U.S. are issuers of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by most of the Company’s U.S. and Canadian subsidiaries (other than the issuers). The Notes rank pari passu with the Term Loan Facility in right of payment and are subordinated to our existing super-priority Revolving Credit Facility in right of payment.
Prior to February 15, 2025, we may redeem the Notes at any time, in whole or in part, at a price equal to 100% of the principal amount of such Notes, plus a make-whole premium, plus accrued and unpaid interest. We may also redeem (a) up to an aggregate of 40% of the principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 109.750% of the principal amount of Notes redeemed, plus accrued and unpaid interest, and (b) up to 10% of the then outstanding aggregate principal amount of the Notes during each of the twelve-month periods ending after February 6, 2023, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest.
On or after February 15, 2025, we may redeem the Notes in whole or in part at the redemption prices set forth below, plus accrued and unpaid interest:

For the period	Redemption Price
February 15, 2025 through February 14, 2026	104.875%
February 15, 2026 through February 14, 2027	102.438%
On or after February 15, 2027 and thereafter	100.000%
If a change in control occurs, we will be required to repurchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest.
The indenture, pursuant to which the Notes were issued, contains customary covenants limiting our ability to take certain actions, as well as a number of important exceptions. Certain covenants may be suspended in the event the Notes are assigned an investment grade rating from two of three rating agencies.
On June 28, 2023, concurrent with the registration statement being declared effective for the Company’s IPO, applicable interest rates under the Senior Secured Credit Facilities were reduced by 0.25% per annum.
As of July 1, 2023, advances on the Revolving Credit facility were $5.0 million, there were $1.2 million of letters of credit outstanding and $68.8 million was available to borrow.
See Note 12 for additional details regarding the settlement of certain borrowings after July 1, 2023.

Note 5. Fair Value Measurements
The Company utilizes fair value measurements for its financial assets and financial liabilities and fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 inputs are inputs other than unadjusted quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement.

The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at July 1, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$15,802	$—	$15,802
Cross currency swaps	—	19,842	—	19,842
Forward contracts	—	8	—	8
Total	$—	$35,652	$—	$35,652
Liabilities:
Cross currency swaps	$—	$740	$—	$740
Forward contracts	—	609	—	609
Total	$—	$1,349	$—	$1,349
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2022:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,472	$—	$16,472
Cross currency swaps	—	22,993	—	22,993
Forward contracts	—	237	—	237
Total	$—	$39,702	$—	$39,702
Liabilities:
Cross currency swaps	$—	$66	$—	$66
Forward contracts	—	14	—	14
Total	$—	$80	$—	$80
Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent pricing services and the Company obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.
As of July 1, 2023, the fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $569.4 million.
Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates. These market risks may adversely affect the Company’s operating results and financial position. The Company seeks to minimize risk from changes in interest and foreign currency exchange rates through the use of derivative financial instruments. Derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate risk, specifically forward sales of the Canadian Dollar (“CAD”), and U.S. Dollar (“USD”) – CAD cross currency swaps. These instruments lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of July 1, 2023 and December 31, 2022, the Company’s forward contracts had USD equivalent gross notional amounts of $68.1 million and $42.1 million, respectively. Additionally, as of July 1, 2023 and December 31, 2022, cross currency swaps with notional amounts of $275.0 million were outstanding.

Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Term Loan Facility bears interest based on market rates plus an applicable spread. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.
The Company has agreements with each of its derivative counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
At July 1, 2023 and December 31, 2022, interest rate swaps with notional amounts of $275.0 million were outstanding.
The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts are as follows:

(in thousands)	Balance Sheet Location	July 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$8	$237
Cross currency swaps	Derivative asset – current	—	6
Cross currency swaps	Derivative asset – non-current	19,842	22,987
Total derivatives in an asset position		$19,850	$23,230
Forward contracts	Accounts payable and accrued liabilities	$609	$14
Cross currency swaps	Accounts payable and accrued liabilities	740	66
Total derivatives in a liability position		$1,349	$80
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$9,621	$8,382
Interest rate swaps	Derivative asset – non-current	6,181	8,090
Total derivatives in an asset position		$15,802	$16,472
Total deferred gain	Accumulated other comprehensive income	$19,406	$21,014
The impact of derivative financial instruments on the unaudited interim condensed consolidated statement of operations and comprehensive income is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(Loss) gain on forward contracts recognized in gain (loss) on foreign currency, net	$(624)	$480	$(689)	$170
(Loss) gain on cross currency swaps recognized in gain (loss) on foreign currency, net	$(4,619)	$11,173	$(3,930)	$914
Gain (loss) on interest rate swaps recognized in interest expense	$2,729	$(190)	$5,123	$(417)

The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amount of gain recognized in other comprehensive income	$4,768	$530	$3,515	$11,452
Amount of gain (loss) reclassified from accumulated other comprehensive income into net income	$2,729	$(143)	$5,123	$(381)
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense. Within the next 12 months, the Company estimates that an additional $11.6 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense.
Note 7. Segment Information
The Company has two reportable segments, U.S. Retail and Canada Retail. In addition to its two reportable segments, the Company has retail stores in Australia and its wholesale operations, which are classified within Other.
The Company evaluates the performance of its segments based on Segment Profit, which it defines as operating income, exclusive of corporate overhead and allocations, asset impairments as applicable, and certain separately disclosed unusual or infrequent items. Segment Profit, as defined herein, may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of Operating income, Net income, or cash flows from operating activities as an indicator of the Company’s performance or as a measure of liquidity.
During each of the periods presented, our segment results were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
U.S. Retail	$196,500	$188,199	$380,521	$362,222
Canada Retail	153,489	149,952	286,762	277,861
Other	29,113	26,517	57,503	52,052
Total net sales	$379,102	$364,668	$724,786	$692,135
Segment profit:
U.S. Retail	$52,316	$49,848	$94,800	$87,604
Canada Retail	50,516	47,968	84,484	76,085
Other	10,290	10,377	19,852	16,094
Total segment profit	113,122	108,193	199,136	179,783
General corporate expenses	29,566	32,720	85,326	58,704
Depreciation and amortization	14,693	14,043	29,177	26,692
Operating income	68,863	61,430	84,633	94,387
Interest expense, net	(27,734)	(14,807)	(52,204)	(29,401)
Gain (loss) on foreign currency, net	4,487	(6,251)	5,782	(8,268)
Other income, net	434	132	218	55
Loss on extinguishment of debt	—	—	(6,011)	(1,023)
Income before income taxes	46,050	40,504	32,418	55,750
Income tax expense	11,000	9,646	7,563	12,961
Net income	$35,050	$30,858	$24,855	$42,789

Note 8. Net Income Per Share
Basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator
Net income	$35,050	$30,858	$24,855	$42,789
Denominator
Basic weighted average common shares outstanding	141,712	141,545	141,705	141,545
Dilutive effect of employee stock options and awards	4,462	4,617	4,553	4,617
Diluted weighted average common shares outstanding (1)	146,174	146,162	146,258	146,162
Net income per share
Basic	$0.25	$0.22	$0.18	$0.30
Diluted	$0.24	$0.21	$0.17	$0.29
____________
(1)For the thirteen and twenty-six weeks ended July 1, 2023 and the thirteen and twenty-six weeks ended July 2, 2022, there were no stock-based awards that would have had an antidilutive impact on earnings per share.
Note 9. Stock-based Compensation
2019 Management Incentive Plan
On March 28, 2019, the Company adopted the 2019 Management Incentive Plan (the “2019 Plan”) which allows for the issuance of stock options to directors, officers, key employees and other key individuals. Stock options awarded under the 2019 Plan contain both service and performance conditions. Awards issued under the 2019 Plan have a 10-year contractual term. In connection with the adoption of the Omnibus Incentive Compensation Plan (as defined below), the Company ceased issuing awards under the 2019 Plan. As a result, no shares remain available for issuance under the 2019 Plan; however, the 2019 Plan continues to govern awards that are outstanding under it. The total number of shares outstanding under the 2019 Plan as of July 1, 2023, was 15.6 million.
Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the IPO on June 28, 2023. Upon effectiveness of the Omnibus Incentive Plan, the Company ceased granting new awards under the 2019 Plan.
The Omnibus Incentive Plan allows for issuance of up to 15.0 million new shares of common stock at the effective date, plus shares of common stock underlying any award under the 2019 Plan that expires, terminates, or is canceled for any reason without having been exercised in full. Awards under the Omnibus Incentive Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock based awards and cash awards. Awards issued under the Omnibus Incentive Plan have a maximum contractual term of 10 years. As of July 1, 2023, there were 14.4 million shares available for future issuance under the Omnibus Incentive Plan.
Stock-based Compensation
Stock-based compensation expense for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was $1.9 million and $0.3 million, respectively.
Time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over five years from the date of grant, subject to continued employment through each vesting date. Stock-based compensation cost for time-based options is measured at the grant date based on the fair value of the award using the Black-Scholes-Merton option pricing model and is recognized ratably over the requisite service period of the awards. The Company accounts for forfeitures for time-based options as they occur. The following assumptions apply to time-based options awarded during the twenty-six weeks ended July 1, 2023 and July 2, 2022:

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
Expected volatility	35.4% to 35.7%	32.7% to 39.8%
Risk-free interest rate	3.4% to 4.2%	1.8% to 3.0%
Expected term (in years)	6.5	6.5
Weighted average fair value options per share	$6.01	$5.13
Expected volatility is based on historic share price volatilities of comparable publicly traded companies. The risk-free rate is based on the 10 Year U.S. Treasury yield curve in effect at the time of each grant. The expected term of options granted represents the period of time that options are expected to be outstanding.
The following table summarizes the activity related to time-based options as of July 1, 2023:

(in thousands, except per share and remaining term amounts)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	6,976	$4.99	7.66	$60,299
Granted	933	13.96
Exercised	(186)	1.52
Forfeited or expired	(100)	12.99
Outstanding at July 1, 2023	7,623	6.07	7.47	57,206
Exercisable at July 1, 2023	3,291	2.42	6.49	35,806
Performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest after either a change in control or an initial public offering, and after the Company achieves market-specific performance conditions during the performance period. Performance-based options are subject to continued employment through the vesting date and vest in 25% increments as performance measurements are achieved through the term of the options, with 25% vesting upon the completion of the Company’s IPO and the remaining vesting in equal increments over three years as performance measurements are achieved. In October 2022 and May 2023, the Company modified the vesting terms of its outstanding performance-based options to reflect the above vesting terms. The Company determined that the respective modified vesting terms constituted modifications under Topic 718 and thus remeasured the fair value of the outstanding performance-based options as of their respective modification dates.
Compensation expense for performance-based options is recognized when it is probable that performance measurements will be achieved. The Company accounts for forfeitures for performance-based options as they occur. A Black-Scholes-Merton option pricing model was used to determine the grant-date fair value of the performance-based options that were tied to the Company’s IPO and a Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the performance-based options subject to market-specific performance conditions. As of July 1, 2023, the Company had not recognized compensation expense for performance-based options because achievement of the underlying performance conditions had not been met. As the IPO was completed on July 3, 2023 and was an underlying performance condition, the Company intends to commence recognition of compensation expense for these awards beginning in the third quarter of fiscal year 2023.
On July 3, 2023, 2.0 million performance-based options vested upon completion of our IPO. See Note 12 for additional details regarding the vesting of the performance-based options after July 1, 2023.

The following table summarizes the activity related to performance-based options as of July 1, 2023:

(in thousands, except per share and remaining term amounts)	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	7,948	$2.05	7.02	$90,339
Outstanding at July 1, 2023	7,948	2.05	6.52	89,319
Restricted Stock Units
Restricted stock units (“RSUs”) containing only a service condition generally vest in equal installments over a one-year or three-year period from the date of grant, subject to continued employment through each vesting date. The fair value of the RSUs is determined by using the closing price of the Company’s common stock on the date of the grant. All RSUs were granted after the Company’s common stock commenced trading on June 29, 2023.
The following table summarizes the activity related to RSUs as of July 1, 2023:

(in thousands, except per share and remaining term amounts)	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	553	22.91
Unvested at July 1, 2023	553	22.91
Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for any discrete items, if any, in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended July 1, 2023 and July 2, 2022 was 23.9% and 23.8%, respectively, of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to changes in the valuation allowances, tax credits, withholding taxes, state income taxes, Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and foreign rate differential.
The effective tax rate for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was 23.3% and 23.2%, respectively, of pre-tax income. The effective tax rates differed from the federal statutory rate primarily due to changes in the valuation allowances, tax credits, withholding taxes, state income taxes, GILTI, FDII, and foreign rate differential.
In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of July 1, 2023, the Company had a $19.8 million balance in prepaid income taxes, which are classified in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
Note 11. Commitments and Contingencies
Litigation and regulatory matters
The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the unaudited interim condensed consolidated financial statements. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. The Company may enter into discussions regarding settlement of these matters and may enter into settlement agreements, if in the best interest of the Company. From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.
The Company periodically has inquiries from various government agencies regarding aspects of its operations. In 2014, the Company received such an inquiry from the Attorney General of the State of Washington. In December 2017, the Washington Attorney General (“AG”) filed a lawsuit against the Company in State Court relating to, among other things, alleged deceptive advertisements and marketing practices. The parties completed the first phase of the lawsuit in October 2019. The second phase of the lawsuit was scheduled for June 2020, but in May 2020, the Washington Court of Appeals granted the Company’s request for a discretionary review of the ruling in the first phase. On August 16, 2021, the Washington Court of Appeals ruled in the Company’s favor and dismissed all of the remaining claims. At this point, the Company has prevailed on all claims asserted in the lawsuit. On November 17, 2021, the Washington Court of Appeals denied a Motion for Reconsideration filed by the Washington AG. Thereafter, on December 17, 2021, the Washington AG filed a Petition for Review in the Washington Supreme Court. On March 30, 2022, the Washington Supreme Court granted the Washington AG’s petition to review the case. Oral argument took place at the Washington Supreme Court on October 25, 2022. On February 23, 2023, the Washington Supreme Court reaffirmed the Court of Appeals decision in favor of the Company and remanded the case to the trial court to dismiss the Washington AG’s claims and rule on attorneys’ fees and costs. On June 14, 2023, the Washington AG filed a motion for dismissal without award of attorneys’ fees or costs. On June 20, 2023, the court ruled in favor of the Company and struck the AG’s motion. On July 6, 2023, the Company filed a motion for attorneys’ fees and costs.
Note 12. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through August 11, 2023, the date the financial statements were available to be issued, and determined there are no additional events or transactions to disclose other than the events listed below.
Initial public offering
The registration statement related to our IPO was declared effective on June 28, 2023, and our common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. Net proceeds to the Company from the IPO were $305.7 million after deducting underwriting discounts and commissions of $22.8 million and unpaid offering expenses of approximately $9.0 million.
Certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (the “selling stockholders”) sold 6.9 million shares, including 3.3 million shares pursuant to the exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from sales made by the selling stockholders.
Indebtedness
The Company used the net proceeds from its IPO, together with an additional $5.9 million of cash on its balance sheet, to redeem $55.0 million aggregate principal amount of Senior Secured Notes on July 3, 2023 and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility on July 5, 2023. In addition to paying accrued interest on these borrowings, the Company also paid a premium of 3%, or $1.7 million, on the partial redemption of its Senior Secured Notes. The Company did not incur a penalty on the partial repayment of borrowings under the Term Loan Facility. These transactions resulted in a loss on extinguishment of debt of $10.6 million.
On July 3, 2023, the Company repaid the $5.0 million advance under its Revolving Credit Facility.
Stock-based compensation
On July 2, 2023, the Company modified the vesting terms of its outstanding performance-based options subject to market-specific performance conditions. The Company determined the modified vesting terms constituted a modification under Topic 718 and thus remeasured the fair value of its outstanding performance-based options subject to market-specific performance conditions as of July 2, 2023.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based conditions were satisfied. Stock-based compensation expense for the 2.0 million performance-based options that vested upon completion of our IPO was approximately $28 million, with approximately $126 million of unrecognized stock-based compensation expense for the remaining outstanding performance-based options that we plan to recognize in future periods on a graded vesting basis over their expected vesting period.
Emerging growth company status
Upon completion of our IPO on July 3, 2023, the Company ceased to be an emerging growth company (“EGC”) under the Jumpstart Our Business Startups (“JOBS”) Act. The previous EGC status allowed the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and compliance exemptions with new or revised financial accounting standards until those standards would otherwise apply to private companies.
In anticipation of losing EGC status, the Company has prepared for auditor attestation requirements pursuant to Section 404 of the Sarbanes-Oxley Act and the Company is currently in compliance with new or revised standards required for non-emerging growth companies. Accordingly, the loss of EGC status will not have a significant impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our consolidated financial statements and related notes as disclosed in our prospectus filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on June 30, 2023 (the “Prospectus”) in connection with our initial public offering (“IPO”). Unless the context otherwise requires, all references in this section to “Savers Value Village”, ”the Company”, “we”, “us” or “our” refer to the business of Savers Value Village, Inc. and its predecessor entities.
This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations and reflect our plans, estimates and beliefs. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Rick Factors” or in other parts of this Form 10-Q, as well as those identified in the Prospectus.
Overview
We are the largest for-profit thrift operator in the United States and Canada and operate a total of 318 stores under the Savers, Value Village, Village des Valeurs, Unique, and 2nd Ave. banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”) either directly from them, via on-site donations (“OSDs”) at Community Donation Centers (“CDCs”) at our stores, or at GreenDrop’s mobile donation stations. We then process, select, price, merchandise and sell these items in our stores. Items that are not sold to our retail customers are marketed to wholesale customers, who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source are sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price under $5. We have a highly engaged customer base with over 4.8 million active loyalty program members in the United States and Canada who shopped with us as of July 1, 2023, driving 69.7% of point-of-sale transaction value during the twelve months ended July 1, 2023.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly-complex parts of thrift operations—supply and processing, retail and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
While purchases made by our customers in our stores do not directly benefit any NPP, we pay our NPPs a contracted rate for all donations. Our subsidiaries are registered professional fundraisers where required.
We source our merchandise locally by purchasing secondhand items donated to our NPPs primarily through three distinct and strategic procurement models:
•delivered supply: items donated to and collected by our NPPs through a variety of methods, such as neighborhood collections and donation drives;
•OSDs: donations of items by individuals to our local NPPs made at CDCs located at our stores; and
•GreenDrop locations: mobile donation stations placed in convenient, attractive and high-traffic locations that offer a fast and friendly experience to donors in the communities surrounding our stores.
We purchase merchandise from our NPPs which provides them with revenue to support their community-focused missions. From 2018 to 2022, over 90% of our supply was locally sourced, delivering a broad and diverse selection to our customers and fostering a sense of community. Our stores deliver a broad selection for our customers and at the same time reduce transportation costs and emissions typically associated with the production and distribution of new merchandise.
Our continued investment in our stores has both elevated and modernized the thrift shopping experience, transforming our stores into a thrift destination for all generations with increasing traffic from younger generations. To maximize traffic, we leverage data to drive our merchandising decisions. For each store, we closely track what is being sold to inform how we optimize our merchandising mix, including by leveraging data analytics. We have also implemented self-checkout kiosks to significantly enhance store efficiency and shorten lines, thereby further improving the shopping experience
Historically, we have displayed approximately 50% of all textile items we receive on our retail sales floors, approximately 50% of which are sold to thrifters. In support of our efforts to extend the life of reusable goods and recover a portion of the cost of acquiring our supply of secondhand items, we sell the majority of textiles, shoes and books unsold at retail to our wholesale customers (predominantly comprised of textile graders and small business owners) who supply local communities across the globe with gently used, affordable items like clothing, housewares, toys and shoes. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste.
Business Highlights
The following highlights our financial results for the thirteen weeks ended July 1, 2023 (the “second quarter”):
•Net sales increased 4.0% to $379.1 million. Constant currency net sales increased 6.2% to $387.4 million.
•Comparable store sales increased 5.5%, with U.S. and Canada up 5.6% and 5.5%, respectively.
•Sales yield increased 8.0% to $1.49 per pound.
•The Company opened one new store, ending the second quarter with 318 stores, a 2.9% net increase in the number of stores year over year.
•Net income increased 13.6% to $35.1 million, or $0.24 per diluted share, from $30.9 million, or $0.21 per diluted share. Net income margin increased 70 basis points to 9.2%.
•Adjusted net income totaled $32.6 million, or $0.22 adjusted net income per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 4.7% to $89.3 million and adjusted EBITDA margin increased 10 basis points to 23.5%. Adjusted EBITDA included a $2.4 million negative impact from changes in foreign currency rates.
Adjusted net income, adjusted net income per diluted share, adjusted EBITDA and adjusted EBITDA margin, as well as amounts presented on a constant currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Measures” below.
Sales yield is presented on a currency neutral and comparable store sales growth basis. For additional information on sales yield, see “Key Performance Indicators” below.
Recent Developments
Notes Offering
On February 6, 2023, certain of our wholly-owned subsidiaries completed the issuance of $550.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2028 (the “Notes”). The Notes mature on April 26, 2028, and bear interest at a fixed rate of 9.75% per year, payable semi-annually on each February 15 and August 15, commencing on August 15, 2023 through maturity. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by S-Evergreen Holding Corp. and each of its existing and future direct and indirect wholly-owned U.S. and Canadian subsidiaries (other than the issuers of the Notes).
In connection with the Notes Offering, we repaid $233.4 million of outstanding borrowings under our Term Loan Facility and paid a $262.2 million dividend to our equityholders. We also paid a $23.6 million special one-

time bonus to certain of our employees and directors participating in our management equity incentive plan, who were unable to participate in the dividend.
Reverse stock split
On May 26, 2023, in anticipation of the IPO, we effectuated a reverse stock split of its then-outstanding common stock, in which each share of pre-split common stock became 0.713506461319705 of a share of post-reverse split common stock (the “Reverse Stock Split”) and corresponding adjustments were made to our outstanding equity awards. All references to units, per unit, shares and per share amounts for all periods presented have been retrospectively restated to give effect to the Reverse Stock Split.
Authorized shares
In connection with our IPO, we filed an amended and restated certificate of incorporation (the “A&R Charter”) on June 29, 2023. We also amended and restated our bylaws, effective as of June 28, 2023. The A&R Charter authorized 800.0 million shares of common stock, par value $0.000001 per share, and 100.0 million shares of preferred stock, par value $0.000001 per share.
Initial public offering
On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. We received net proceeds of $305.7 million after deducting discounts and commissions and and unpaid offering expenses of approximately $9.0 million. We used the net proceeds from our IPO, together with an additional $5.9 million of cash on our balance sheet, to redeem $55.0 million aggregate principal amount of the Notes, to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, and pay accrued interest and a premium under the Notes and Term Loan Facility.
Stock-based compensation
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based conditions were satisfied. Stock-based compensation expense for the 2.0 million performance-based options that vested upon completion of our IPO was approximately $28 million, with approximately $126 million of unrecognized stock-based compensation expense for the remaining outstanding performance-based options that we plan to recognize in future periods on a graded vesting basis over their expected vesting period.
On June 29, 2023, in connection with the IPO, we granted 0.6 million restricted stock units to certain directors and employees, including some of our named executive officers (excluding our CEO). The RSUs generally vest in equal installments over a one-year or three-year period from the date of grant, subject to continued employment through each vesting date. The fair value of the RSUs is determined by using the closing price of our common stock on the date of the grant. All RSUs were granted after the Company’s common stock commenced trading on June 29, 2023.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key business metrics to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Comparable Store Sales Growth (1)
United States	5.6%	1.7%	5.6%	4.8%
Canada	5.5%	61.7%	7.1%	51.8%
Total (2)	5.5%	22.4%	6.3%	21.3%
Number of Stores
United States	152	149	152	149
Canada	154	150	154	150
Total (2)	318	309	318	309
Pounds Processed (Ibs mm)	246	256	485	496
Sales yield (3)	$1.49	$1.38	$1.44	$1.33
Cost of merchandise sold per pound	$0.63	$0.57	$0.62	$0.59
(1)Comparable store sales growth is the percentage change in comparable store sales over the comparable period in the prior fiscal year. We define comparable store sales to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. We consider any store temporarily closed due to the COVID-19 pandemic to be open and comparable during the period for the purposes of calculating comparable sales growth. Comparable store sales growth excludes stores acquired in the 2nd Ave. acquisition because those stores were not yet fully integrated during the prior year comparative period. Comparable store sales growth is measured in local currency for Canada, while total comparable store sales growth is measured on a constant currency basis.
(2)Total comparable store sales growth and total number of stores include our Australia retail locations, in addition to the United States and Canada.
(3)Sales yield is presented on a currency neutral and comparable store sales growth basis.
Comparable store sales growth
Comparable store sales growth provides us with visibility into top-line performance on a like-for-like basis excluding new stores opened in the current or previous reporting period and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended July 1, 2023, our comparable store sales growth was 5.5%, compared to 22.4% for the thirteen weeks ended July 2, 2022. The 5.5% increase in comparable store sales growth during the thirteen weeks ended July 1, 2023 was primarily driven by growth in transactions. The 22.4% increase in comparable store sales during the thirteen weeks ended July 2, 2022 primarily reflects the impact of pandemic related store closures during fiscal year 2021 which we did not experience during the thirteen weeks ended July 2, 2022.
During the twenty-six weeks ended July 1, 2023, our comparable store sales growth was 6.3%, compared to 21.3% for the twenty-six weeks ended July 2, 2022. The 6.3% increase in comparable store sales growth during the twenty-six weeks ended July 1, 2023 was primarily driven by growth in transactions. The 21.3% increase in comparable store sales growth during the twenty-six weeks ended July 2, 2022 primarily reflects the impact of pandemic related store closures during fiscal year 2021 which we did not experience during the twenty-six weeks ended July 2, 2022.

Number of stores
Our number of stores provides us visibility into our scale of operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing our number of stores in low-growth markets.
Our number of open stores increased to 318 stores as of July 1, 2023, from 309 stores as of July 2, 2022. The increase in stores resulted from the opening of three new stores in the United States, four net new stores in Canada and two new stores in Australia.
Pounds processed
We define pounds processed as the total number of pounds of goods processed during the period, excluding furniture and other large items. We process inventory by receiving goods directly from our NPPs or through OSDs and GreenDrop, sorting them, and placing them on the sales floor. From 2018 to 2022, we have found that items sourced through OSDs have a cost per pound that is on average one-third that of delivered supply from our NPPs. This metric is an indicator of the amount of secondhand goods processed during the period and is typically a key driver of top-line sales growth. We believe investors can use this metric to assist in their evaluation of our sales growth and sales yield.
During the thirteen weeks ended July 1, 2023, we processed 246 million pounds of supply, of which 76.4% was comprised of supply from OSDs and GreenDrop. During the thirteen weeks ended July 2, 2022, we processed 256 million pounds of supply, of which 72.7% was comprised of supply from OSDs and GreenDrop.
During the twenty-six weeks ended July 1, 2023, we processed 485 million pounds of supply, of which 72.4% was comprised of supply from OSDs and GreenDrop. During the twenty-six weeks ended July 2, 2022, we processed 496 million pounds of supply, of which 71.4% was comprised of supply from OSDs and GreenDrop.
Sales yield
We define sales yield as retail sales generated per pound of processed volume. We believe investors can use this metric as a proxy for the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
On a currency neutral and comparable store sales growth basis, our sales yield for the thirteen weeks ended July 1, 2023 was $1.49, compared to $1.38 for the thirteen weeks ended July 2, 2022. The 8.0% improvement in sales yield primarily reflects an increase in OSD mix as a percentage of total pounds processed which drove the quality of our supply and items sold at higher price points.
On a currency neutral and comparable store sales growth basis, our sales yield for the twenty-six weeks ended July 1, 2023 was $1.44, compared to $1.33 for the twenty-six weeks ended July 2, 2022. The 8.3% improvement in sales yield primarily reflects an increase in OSD mix as a percentage of total pounds processed which drove the quality of our supply and items sold at higher price points.
Cost of merchandise sold per pound processed
We define cost of merchandise sold per pound processed as cost of merchandise sold, exclusive of depreciation and amortization, on a recorded basis, divided by total pounds of goods processed. We believe investors can use this metric to measure the performance of our business as it is used to determine our ability to cost-effectively purchase and process supply items, and determine the value of incremental sales.
Cost of merchandise sold per pound processed during the thirteen weeks ended July 1, 2023 was $0.63, compared to $0.57 for the thirteen weeks ended July 2, 2022, primarily reflecting investments in labor and an increase in material costs, partially offset by the scaling of our business.
Cost of merchandise sold per pound processed during the twenty-six weeks ended July 1, 2023 was $0.62, compared to $0.59 for the twenty-six weeks ended July 2, 2022, primarily reflecting investments in labor, partially offset by the scaling of our business.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$379,102	100.0%	$364,668	100.0%	$724,786	100.0%	$692,135	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	154,945	40.9	146,794	40.3	300,698	41.5	290,749	42.0
Salaries, wages and benefits	67,342	17.7	66,103	18.1	159,974	22.1	131,536	19.0
Selling, general and administrative	73,259	19.3	76,298	20.9	150,304	20.7	148,771	21.5
Depreciation and amortization	14,693	3.9	14,043	3.9	29,177	4.0	26,692	3.9
Total operating expenses	310,239	81.8	303,238	83.2	640,153	88.3	597,748	86.4
Operating income	68,863	18.2	61,430	16.8	84,633	11.7	94,387	13.6
Other (expense) income:
Interest expense, net	(27,734)	(7.3)	(14,807)	(4.1)	(52,204)	(7.2)	(29,401)	(4.2)
Gain (loss) on foreign currency, net	4,487	1.1	(6,251)	(1.6)	5,782	0.8	(8,268)	(1.2)
Other income, net	434	0.1	132	—	218	—	55	—
Loss on extinguishment of debt	—	—	—	—	(6,011)	(0.8)	(1,023)	(0.1)
Other expense, net	(22,813)	(6.1)	(20,926)	(5.7)	(52,215)	(7.2)	(38,637)	(5.5)
Income before income taxes	46,050	12.1	40,504	11.1	32,418	4.5	55,750	8.1
Income tax expense	11,000	2.9	9,646	2.6	7,563	1.1	12,961	1.9
Net income	$35,050	9.2%	$30,858	8.5%	$24,855	3.4%	$42,789	6.2%
Thirteen Weeks Ended July 1, 2023 compared to the Thirteen Weeks Ended July 2, 2022
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Retail sales	$360,421	$347,184	$13,237	3.8%
Wholesale sales	18,681	17,484	1,197	6.8
Total net sales	$379,102	$364,668	$14,434	4.0%
Retail sales increased by $13.2 million, or 3.8%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The 3.8% increase in retail sales resulted primarily from comparable store sales growth of 5.5% and a 2.9% net increase in the number of stores year-over-year, partially offset by the unfavorable impact of foreign currency during the thirteen weeks ended July 1, 2023 and our integration plan to drive sales yield at the acquired 2nd Avenue stores.
Wholesale sales increased by $1.2 million, or 6.8%, during the thirteen weeks ended July 1, 2023. The increase resulted primarily from an increase in prices charged to our wholesale customers.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$154,945	$146,794	$8,151	5.6%
Cost of merchandise sold increased by $8.2 million, or 5.6%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022.
As a percentage of net sales, cost of merchandise sold increased to 40.9% during the thirteen weeks ended July 1, 2023, compared to 40.3% during the thirteen weeks ended July 2, 2022. The increase primarily resulted from escalated labor and material costs, partially offset by the scaling of our business.
Personnel costs classified within cost of merchandise sold increased to $92.2 million during the thirteen weeks ended July 1, 2023, compared to $85.2 million during the thirteen weeks ended July 2, 2022. The $7.0 million increase in personnel costs resulted primarily from higher wages for store employees, increased labor to support transaction growth and an increase in the number of stores from 309 stores as of July 2, 2022 to 318 stores as of July 1, 2023. Materials costs increased primarily as a result of one-time costs related to the ramp up of the CPC opened during the first quarter of fiscal 2023 and increased material costs associated with the expansion of GreenDrop locations and integration of 2nd Avenue.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Retail and wholesale	$48,091	$49,339	$(1,248)	(2.5)%
Corporate	19,251	16,764	2,487	14.8
Total salaries, wages and benefits	$67,342	$66,103	$1,239	1.9%
Salaries, wages and benefits expense increased by $1.2 million, or 1.9%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022.
Personnel costs for our retail and wholesale operations decreased by $1.2 million, or 2.5%, primarily as a result of the rollout of self-checkout kiosks in our stores, partially offset by higher wage rates. Meanwhile, costs for our corporate employees increased by $2.5 million primarily reflecting investments in our organization to support being a public company, wage rate increases year over year, and the scaling of our business to support our growth initiatives.
Selling, general and administrative
The following table presents selling, general and administrative expenses (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Rent and utilities	$42,705	$43,823	$(1,118)	(2.6)%
Repairs and maintenance	8,337	7,301	1,036	14.2
Marketing	2,873	2,710	163	6.0
Professional service fees	2,854	4,098	(1,244)	(30.4)
Supplies	4,051	3,722	329	8.8
Other expenses	12,439	14,644	(2,205)	(15.1)
Total selling, general and administrative	$73,259	$76,298	$(3,039)	(4.0)%

SG&A decreased by $3.0 million, or 4.0%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The decrease in SG&A resulted primarily from a $2.2 million decrease in other expenses which includes a $3.3 million decrease on the loss on disposal of property and equipment, a $1.2 million decrease in professional service fees primarily reflecting less non-capitalizable spend related to our IPO, as well as a $1.1 million decrease in rent and utilities, partially offset by a $1.0 million increase in repairs and maintenance primarily reflecting continued enhancements at our stores.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Depreciation and amortization	$14,693	$14,043	$650	4.6%
Depreciation and amortization during the thirteen weeks ended July 1, 2023, increased by $0.7 million, or 4.6%, compared to the thirteen weeks ended July 2, 2022. The increase in depreciation and amortization resulted primarily from capital expenditures since July 2, 2022, related to new stores, strategic initiatives, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Interest expense, net	$(28,706)	$(13,615)	$(15,091)	110.8%
Amortization of debt issuance cost and debt discount	(1,757)	(1,002)	(755)	75.3
Realized and unrealized gain (loss) on interest rate swap	2,729	(190)	2,919	n/m
Total interest expense, net	$(27,734)	$(14,807)	$(12,927)	87.3%
____________
n/m – not meaningful
Total interest expense, net increased $12.9 million, or 87.3%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The increase in interest expense, net resulted primarily from the issuance of $550.0 million of Senior Secured Notes on February 6, 2023, partially offset by the $233.4 million repayment of our Term Loan Facility on the same day, and an increase in interest rates affecting amounts borrowed under our Term Loan Facility. The weighted average face value of debt outstanding from these two sources during the thirteen weeks ended July 1, 2023 was $1.13 billion, compared to $820.8 million during the thirteen weeks ended July 2, 2022. The weighted average interest rate of our Term Loan Facility and Senior Secured Notes was 10.36% during the thirteen weeks ended July 1, 2023, compared to 6.53% during the thirteen weeks ended July 2, 2022.
Gain (loss) on foreign currency, net
The following table presents gain (loss) on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Gain (loss) on foreign currency remeasurement	$9,730	$(17,904)	$27,634	n/m
(Loss) gain on derivative instruments	(5,243)	11,653	(16,896)	n/m
Total gain (loss) on foreign currency, net	$4,487	$(6,251)	$10,738	n/m
____________
n/m – not meaningful

Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended July 1, 2023, the U.S. dollar weakened against the Canadian dollar resulting in remeasurement gains of $9.7 million arising primarily on USD-denominated debt held by one of our Canadian entities, which was only partially offset by $5.2 million in losses on derivative instruments which we use to manage foreign currency exchange rate risk. The $17.9 million loss on foreign currency remeasurement during the thirteen weeks ended July 2, 2022 resulted primarily from the strengthening of the U.S. dollar against the Canadian dollar. The gains on our foreign currency derivative instruments of $11.7 million partially offset the remeasurement loss during the thirteen weeks ended July 2, 2022.
Other income, net
The following table presents other income, net:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Other income, net	$434	$132	$302	n/m
____________
n/m – not meaningful
We did not incur material amounts of miscellaneous income or expenses during either the thirteen weeks ended July 1, 2023 or the thirteen weeks ended July 2, 2022.
Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Income tax expense	$11,000	$9,646	$1,354	14.0%
During the thirteen weeks ended July 1, 2023, we recorded an income tax expense of $11.0 million on income before income taxes of $46.1 million, resulting in an effective tax rate of 23.9%. For the thirteen weeks ended July 2, 2022, we recorded $9.6 million of income tax expense on income before income taxes of $40.5 million, resulting in an effective income tax rate of 23.8%. The increase in our effective income tax rate resulted primarily from an increase to the deduction in the valuation allowances, a decrease to non-deductible interest expense, and an increase in Global Intangible Low Taxed Income (“GILTI”), partially offset by Foreign Derived Intangible Income (“FDII”) deductions and foreign tax credits.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales:
U.S. Retail	$196,500	$188,199	$8,301	4.4%
Canada Retail	153,489	149,952	3,537	2.4
Other	29,113	26,517	2,596	9.8
Total net sales	$379,102	$364,668	$14,434	4.0%
Segment Profit:
U.S. Retail	$52,316	$49,848	$2,468	5.0%
Canada Retail	$50,516	$47,968	$2,548	5.3%
Other	$10,290	$10,377	$(87)	(0.8)%
U.S. Retail
U.S. Retail net sales increased by $8.3 million, or 4.4%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The increase in U.S. Retail net sales resulted primarily from comparable store sales growth of 5.6% and a 2.0% increase in the number of stores year over year, partially offset by our integration plan to drive sales yield at the acquired 2nd Avenue stores. The increase in comparable store sales was primarily driven by growth in transactions.
U.S. Retail segment profit increased by $2.5 million, or 5.0%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The increase resulted primarily from higher net sales and enhanced efficiencies at our stores driven by the rollout of self-checkout kiosks in all our U.S. retail stores, partially offset by higher wages and the integration of 2nd Avenue.
Canada Retail
Canada Retail net sales increased by $3.5 million, or 2.4%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The increase in Canada Retail net sales resulted primarily from comparable store sales growth of 5.5% and a 2.7% net increase in the number of stores year over year, partially offset by the unfavorable impact of foreign currency. The increase in comparable store sales was primarily driven by growth in transactions.
Canada Retail segment profit increased by $2.5 million, or 5.3%, during the thirteen weeks ended July 1, 2023, compared to thirteen weeks ended July 2, 2022. The increase in segment profit resulted primarily from higher net sales and enhanced efficiencies at our stores as a result of the rollout of self-checkout kiosks, partially offset by investments in labor and the unfavorable impact of foreign currency.
Other
Other net sales include our Australian retail stores and our wholesale operations. Net sales for our other businesses increased by $2.6 million, or 9.8%, during the thirteen weeks ended July 1, 2023, compared to the thirteen weeks ended July 2, 2022. The increase resulted primarily from a $1.4 million increase in net sales for our Australian stores. Segment profit for our other businesses was consistent for both the thirteen weeks ended July 1, 2023 and July 2, 2022.
Twenty-Six Weeks Ended July 1, 2023 compared to the Twenty-Six Weeks Ended July 2, 2022
Net sales
The following table presents net sales:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Retail sales	$687,849	$657,147	$30,702	4.7%
Wholesale sales	36,937	34,988	1,949	5.6
Total net sales	$724,786	$692,135	$32,651	4.7%
Retail sales increased by $30.7 million, or 4.7%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase in net sales resulted primarily from comparable store sales growth of 6.3% and a 2.9% net increase in the number of stores year over year, partially offset by the unfavorable impact of foreign currency during the twenty-six weeks ended July 1, 2023.
Wholesale sales increased by $1.9 million, or 5.6%, during the twenty-six weeks ended July 1, 2023. The increase resulted primarily from an increase in prices charged to our wholesale customers.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$300,698	$290,749	$9,949	3.4%
Cost of merchandise sold increased by $9.9 million, or 3.4%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022.

As a percentage of net sales, cost of merchandise sold decreased to 41.5% during the twenty-six weeks ended July 1, 2023, compared to 42.0% during the twenty-six weeks ended July 2, 2022. The decrease primarily resulted from the scaling of our business, partially offset by escalated labor costs.
Personnel costs classified within cost of merchandise sold increased to $181.4 million during the twenty-six weeks ended July 1, 2023, compared to $168.2 million during the twenty-six weeks ended July 2, 2022. The increase in personnel costs resulted primarily from higher wages for store employees, increased labor to support transaction growth and an increase in the number of stores from 309 stores as of July 2, 2022 to 318 stores as of July 1, 2023.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Retail and wholesale	$96,089	$98,772	$(2,683)	(2.7)%
Corporate	63,885	32,764	31,121	95.0
Total salaries, wages and benefits	$159,974	$131,536	$28,438	21.6%
Salaries, wages and benefits expense increased by $28.4 million, or 21.6%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022.
Personnel costs for our retail and wholesale operations decreased by $2.7 million, or 2.7%, primarily from the rollout of self-checkout kiosks in our U.S. and Canada stores, partially offset by higher wage rates.
Personnel costs for our corporate employees increased by $31.1 million, or 95.0%. The increase resulted primarily from a special one-time bonus and related taxes of $24.1 million paid to certain of our employees and directors participating in our management equity incentive plan, which we paid in connection with the Notes Offering. The remaining increase primarily reflects investments in our organization to support being a public company, wage rate increases year over year, and the scaling of our business to support our growth initiatives.
Selling, general and administrative
The following table presents SG&A:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Rent and utilities	$86,585	$89,361	$(2,776)	(3.1)%
Repairs and maintenance	18,145	16,391	1,754	10.7
Supplies	8,180	9,434	(1,254)	(13.3)
Professional service fees	6,470	8,669	(2,199)	(25.4)
Marketing	4,294	4,257	37	0.9
Other expenses	26,630	20,659	5,971	28.9
Total selling, general and administrative	$150,304	$148,771	$1,533	1.0%
SG&A increased by $1.5 million, or 1.0%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase in SG&A resulted primarily from a $6.0 million increase in other expenses which includes general corporate and store expenses such as insurance and information technology, as well as loss on disposal of property and equipment, partially offset by a $2.8 million decrease in rent and utilities and a $2.2 million decrease in professional service fees primarily reflecting less non-capitalizable spend related to our IPO.

Depreciation and amortization
The following table presents depreciation and amortization expense:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Depreciation and amortization	$29,177	$26,692	$2,485	9.3%
Depreciation and amortization during the twenty-six weeks ended July 1, 2023, increased by $2.5 million, or 9.3%, compared to the twenty-six weeks ended July 2, 2022. The increase in depreciation and amortization resulted primarily from capital expenditures since July 2, 2022, related to new stores, strategic initiatives, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Interest expense, net	$(54,104)	$(27,023)	$(27,081)	100.2%
Amortization of debt issuance cost and debt discount	(3,223)	(1,961)	(1,262)	64.4
Realized and unrealized gain (loss) on interest rate swap	5,123	(417)	5,540	n/m
Total interest expense, net	$(52,204)	$(29,401)	$(22,803)	77.6%
____________
n/m – not meaningful
Total interest expense, net increased during the twenty-six weeks ended July 1, 2023 by $22.8 million, or 77.6%, compared to the twenty-six weeks ended July 2, 2022. The increase in interest expense, net resulted primarily from the issuance of $550.0 million of Senior Secured Notes on February 6, 2023, partially offset by the $233.4 million repayment of our Term Loan Facility on the same day, and an increase in interest rates affecting amounts borrowed under our Term Loan Facility. The weighted average face value of debt outstanding from these two sources during the twenty-six weeks ended July 1, 2023 was $1.07 billion and the weighted average interest rate was 10.25%; compared to $821.9 million and 6.40%, respectively, for the twenty-six weeks ended July 2, 2022.
Gain (loss) on foreign currency, net
The following table presents gain (loss) on foreign currency, net:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Gain (loss) on foreign currency remeasurement	$10,401	$(9,352)	$19,753	n/m
(Loss) gain on derivative instruments	(4,619)	1,084	(5,703)	n/m
Total gain (loss) on foreign currency, net	$5,782	$(8,268)	$14,050	n/m
____________
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the twenty-six weeks ended July 1, 2023, the U.S. dollar weakened against the Canadian dollar resulting in remeasurement gains of $10.4 million arising primarily on USD-denominated debt held by one of our Canadian entities, which gains were only partially offset by $4.6 million in losses on derivative instruments we use to manage foreign currency exchange rate risk. The $9.4 million loss on foreign currency remeasurement during the twenty-six weeks ended July 2, 2022 resulted primarily from the strengthening of the U.S. dollar against the Canadian dollar; the gains on our foreign currency derivative instruments of $1.1 million partially offset the remeasurement loss.

Other income, net
The following table presents other income, net:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Other income, net	$218	$55	$163	n/m
____________
n/m – not meaningful
We did not incur material amounts of miscellaneous income or expenses during either the twenty-six weeks ended July 1, 2023 or the twenty-six weeks ended July 2, 2022.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Loss on extinguishment of debt	$(6,011)	$(1,023)	$(4,988)	n/m
____________
n/m – not meaningful
In connection with the Notes Offering on February 6, 2023, we prepaid $233.4 million of outstanding borrowings under the Term Loan Facility, which resulted in a loss on debt extinguishment of $6.0 million during the twenty-six weeks ended July 1, 2023.
We repaid a mortgage loan payable, which had a remaining principal of $2.7 million during the twenty-six weeks ended July 2, 2022, resulting in a loss on extinguishment of debt of $1.0 million.
Income tax expense
The following table presents income tax expense:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Income tax expense	$7,563	$12,961	$(5,398)	(41.6)%
During the twenty-six weeks ended July 1, 2023, we recorded an income tax expense of $7.6 million on income before income taxes of $32.4 million, resulting in an effective tax rate of 23.3%. For the twenty-six weeks ended July 2, 2022, we recorded $13.0 million of income tax expense on income before income taxes of $55.8 million, resulting in an effective income tax rate of 23.2%. The increase in our effective income tax rate resulted primarily from an increase in state income taxes, an increase to the reduction in the valuation allowances, a decrease to non-deductible interest expense, and an increase in Global Intangible Low Taxed Income (“GILTI”), partially offset by Foreign Derived Intangible Income (“FDII”) deductions and foreign tax credits.

Segment results
The following table presents net sales and profit by segment:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales:
U.S. Retail	$380,521	$362,222	$18,299	5.1%
Canada Retail	286,762	277,861	8,901	3.2
Other	57,503	52,052	5,451	10.5
Total net sales	$724,786	$692,135	$32,651	4.7%
Segment Profit:
U.S. Retail	$94,800	$87,604	$7,196	8.2%
Canada Retail	$84,484	$76,085	$8,399	11.0%
Other	$19,852	$16,094	$3,758	23.4%
U.S. Retail
U.S. Retail net sales increased by $18.3 million, or 5.1%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase in net sales resulted primarily from comparable store sales growth of 5.6% and a 2.0% increase in the number of retail stores year over year. The increase in comparable store sales was primarily driven by growth in transaction volume.
U.S. Retail segment profit increased by $7.2 million, or 8.2%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase resulted primarily from higher net sales and enhanced efficiencies at our stores driven by the rollout of self-checkout kiosks in all our U.S. retail stores, partially offset by higher wages and the integration of 2nd Avenue.
Canada Retail
Canada Retail net sales increased by $8.9 million, or 3.2%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase in net sales resulted primarily from comparable store sales growth of 7.1% and a 2.7% net increase in the number of retail stores year over year, partially offset by the unfavorable impact of foreign currency. The increase in comparable store sales was primarily driven by growth in transaction volume.
Canada Retail segment profit increased by $8.4 million, or 11.0%, during the twenty-six weeks ended July 1, 2023, compared to twenty-six weeks ended July 2, 2022. The increase in segment profit resulted primarily from higher net sales and enhanced efficiencies at our stores as we substantially completed the rollout of self-checkout kiosks during the first quarter of fiscal 2023.
Other
Other net sales include our Australian retail stores and our wholesale operations. Net sales for our other businesses increased by $5.5 million, or 10.5%, during the twenty-six weeks ended July 1, 2023, compared to the twenty-six weeks ended July 2, 2022. The increase resulted primarily from a $3.5 million increase in net sales for our Australian stores. Segment profit for our other businesses increased by $3.8 million, or 23.4%.
Non-GAAP measures
The following information provides definitions and reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We present Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and constant-currency net sales, which are non-GAAP financial measures. These measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe the presentation of these non-GAAP financial measures is helpful in highlighting trends in our operating results, because it excludes the impact of items that are outside the control of management or not reflective of our ongoing operations and performance. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in this registration statement that are calculated and presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this registration statement. The non-GAAP financial measures may differ from similarly-titled measures used by other companies.
Adjusted net income and Adjusted EBITDA
The Company reports its financial results in accordance with GAAP. Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. We have included these non-GAAP measures as these are key measures used by our management and our board of directors to evaluate our operating performance and the effectiveness of our business strategies, make budgeting decision, and evaluate compensation decisions. Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including those amounts presented in accordance with our definitions of Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as they may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin in the same manner. Because of these limitations, you should consider Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including, as applicable, net income and our other GAAP results. We present Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because we consider these meaningful measures to share with investors because they best allow comparison of the performance of one period with that of another period. In addition, Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin afford investors a view of what management considers its operating performance to be and the ability to make a more informed assessment of such operating performance as compared with that of the prior period.
Adjusted net income is defined as net income excluding the impact of loss on extinguishment of debt, non-recurring stock-based compensation expense, transaction costs, divided-related bonus, certain other expenses, and the tax effect on the above adjustments. We define Adjusted net income per diluted shares as Adjusted net income divided by diluted weighted average common shares outstanding.
We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, adjusted to exclude loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, executive transition costs, transaction costs, dividend-related bonus, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

A reconciliation of net income and net income per diluted share to Adjusted net income and Adjusted net income per diluted share for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022, is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income:
Net income	$35,050	$30,858	$24,855	$42,789
Loss on extinguishment of debt(1)	—	—	6,011	1,023
Non-recurring stock-based compensation expense(1)(2)	26	—	26	—
Transaction costs(1)(3)	780	386	1,720	1,180
Dividend-related bonus(1)(4)	—	—	24,097	—
(Gain) loss on foreign currency, net(1)	(4,487)	6,251	(5,782)	8,268
Other adjustments(1)(5)	170	3,515	(464)	3,356
Tax effect on adjustments	1,018	(3,228)	(7,426)	(4,397)
Adjusted net income	$32,557	$37,782	$43,037	$52,219

Net income per share - diluted:
Net income per diluted share	$0.24	$0.21	$0.17	$0.29
Loss on extinguishment of debt(1)	—	—	0.04	0.01
Non-recurring stock-based compensation expense(1)(2)	—	—	—	—
Transaction costs(1)(3)	0.01	—	0.01	0.01
Dividend-related bonus(1)(4)	—	—	0.16	—
(Gain) loss on foreign currency, net(1)	(0.03)	0.04	(0.04)	0.06
Other adjustments(1)(5)	—	0.02	—	0.02
Tax effect on adjustments	0.01	(0.02)	(0.05)	(0.03)
Adjusted net income per diluted share*	$0.22	$0.26	$0.29	$0.36
*May not foot due to rounding
(1)Presented pre-tax.
(2)Reflects stock-based compensation related to restricted stock units issued in connection with the Company’s IPO.
(3)Transaction costs are comprised of non-capitalizable expenses related to our IPO and the 2nd Ave. acquisition, such as accounting, consulting and legal fees.
(4)Represents dividend-related bonus and related payroll taxes paid in conjunction with our February 2023 dividend.
(5)Other adjustments include loss on asset disposals. The twenty-six weeks ended July 1, 2023 further includes legal settlement proceeds of $0.5 million.

A reconciliation of GAAP net income to Adjusted EBITDA for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022 is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$35,050	$30,858	$24,855	$42,789
Interest expense, net	27,734	14,807	52,204	29,401
Income tax expense	11,000	9,646	7,563	12,961
Depreciation and amortization	14,693	14,043	29,177	26,692
Loss on extinguishment of debt(1)	—	—	6,011	1,023
Stock-based compensation expense(2)	940	120	1,857	282
Non-cash occupancy-related costs(3)	714	818	1,411	1,511
Lease intangible asset expense(4)	1,027	2,865	2,153	5,083
Pre-opening expenses(5)	1,214	881	2,592	2,620
Store closing expenses(6)	419	837	867	661
Executive transition costs(7)	—	231	—	1,124
Transaction costs(8)	780	386	1,720	1,180
Dividend-related bonus(9)	—	—	24,097	—
(Gain) loss on foreign currency, net	(4,487)	6,251	(5,782)	8,268
Other adjustments(10)	170	3,515	(464)	3,356
Adjusted EBITDA	$89,254	$85,258	$148,261	$136,951
Net income margin	9.2%	8.5%	3.4%	6.2%
Adjusted EBITDA margin	23.5%	23.4%	20.5%	19.8%
(1)Removes the effects of the loss on debt extinguishment in relation to the repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023 and the repayment of a mortgage loan on January 6, 2022.
(2)Represents non-cash stock based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents the difference between cash and straight-line lease expense.
(4)Represents lease expense associated with acquired lease intangibles. Prior to the adoption of Topic 842, this expense was included within depreciation and amortization.
(5)Pre-opening expenses include expenses incurred in the preparation and opening of new stores and processing locations, such as payroll, training, travel, occupancy and supplies.
(6)Costs associated with the closing of certain retail locations, including lease termination costs, amounts paid to third parties for rent reduction negotiations, and fees paid to landlords for store closings.
(7)Represents severance costs associated with executive leadership changes and the 2nd Ave. acquisition.
(8)Transaction costs are comprised of non-capitalizable expenses related to our IPO and the 2nd Ave. acquisition, such as accounting, consulting and legal fees.
(9)Represents dividend-related bonus and related taxes paid in conjunction with our February 2023 dividend.
(10)Other adjustments include loss on asset disposals. The twenty-six weeks ended July 1, 2023 further includes legal settlement proceeds of $0.5 million.
Constant Currency
The Company reports certain operating results on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refer to the exchange rates used to translate the Company's operating results for all countries where the transactional currency is not the U.S. Dollar into U.S. Dollars. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, the Company's financial results are affected positively by a weaker U.S. Dollar and are affected negatively by a stronger U.S. Dollar. References to operating results on a constant-currency basis mean operating results without the impact of foreign currency exchange rate fluctuations.

The Company believes disclosure of constant-currency results is helpful to investors because it facilitates period-to-period comparisons of its results by increasing the transparency of the underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, constant-currency results are non-GAAP financial measures and are not meant to be considered as an alternative or substitute for comparable measures prepared in accordance with GAAP. Constant-currency results have no standardized meaning prescribed by GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP. Constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended and twenty-six weeks ended July 1, 2023, as compared to the thirteen weeks ended and twenty-six weeks ended July 2, 2022, the U.S. dollar was stronger relative to the Canadian and Australian dollars which resulted in an unfavorable foreign currency impact on our operating results. To present this information, our current operating results in currencies other than the U.S. dollar are converted into U.S. dollars using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022 is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$379,102	$364,668	$14,434	4.0%
Impact of foreign currency	8,258	n/a	8,258	n/m
Constant-currency net sales	$387,360	$364,668	$22,692	6.2%

	Twenty-Six Weeks Ended
(dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$724,786	$692,135	$32,651	4.7%
Impact of foreign currency	17,767	n/a	17,767	n/m
Constant-currency net sales	$742,553	$692,135	$50,418	7.3%

n/a - not applicable n/m - not meaningful

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. Our primary material short-term requirements for liquidity and capital are to fund general working capital, and contractual commitments for capital expenditures and debt service requirements. Our primary material long-term liquidity needs are related to contractual commitments for debt obligations and to fund lease payments on our retail stores and processing facilities. Our primary sources of liquidity are cash generated from operations and proceeds from borrowings, including our Revolving Credit Facility.
On July 3, 2023, we completed our IPO and shortly thereafter used the net proceeds raised of $305.7 million, together with $5.9 million of cash on our balance sheet, to redeem $55.0 million aggregate principal amount of Senior Secured Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility. In addition to paying accrued interest on these borrowings, the Company also paid a premium of 3%, or $1.7 million, on the partial redemption of its Senior Secured Notes.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months. We may supplement our liquidity needs with borrowings under our Revolving Credit Facility.
Senior Secured Credit Facilities
Our Senior Secured Credit Facilities are comprised of a Term Loan Facility and a Revolving Credit Facility. The Term Loan Facility matures in April 2028. The Term Loan Facility bears interest at a variable rate equal to a reference rate plus a margin ranging from 4.25% to 5.50% based on loan type and our first lien net leverage ratio, plus a SOFR adjustment margin ranging from 0.11% to 0.43% based on the applicable interest rate period (one month, three months or six months). We may prepay amounts outstanding under the Term Loan Facility without a prepayment premium. The Revolving Credit Facility is senior to the Term Loan Facility in right of payment.
The Revolving Credit Facility matures in April 2026. The maximum available amount under the Revolving Credit Facility is $75.0 million with $60.0 million available for letters of credit and a swingline sublimit of $10.0 million. As of July 1, 2023, $68.8 million was available to borrow under the Term Loan Facility. Interest on the Revolving Credit Facility is variable at a rate equal to the reference rate plus a margin of 2.00% or 3.00% based on loan type.
The Senior Secured Credit Facilities have customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, incur liens, make investments, make restricted payments, make optional prepayments on junior financings, engage in transactions with affiliates and make asset sales, in each case, subject to customary exceptions and baskets.
The applicable margins under our Senior Secured Credit Facilities shown above incorporate a reduction of 0.25% per annum that became effective on June 28, 2023, the date our Registration Statement was declared effective by the U.S. Securities and Exchange Commission.
The Notes
On February 6, 2023, certain of our wholly-owned subsidiaries completed the issuance of $550.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2028 (the “Notes”). The Notes mature on April 26, 2028, and bear interest at a fixed rate of 9.75% per year, payable semi-annually on each February 15 and August 15 through maturity, commencing on August 15, 2023.
The Indenture governing the Notes contains customary affirmative and negative covenants, which are similar in scope to those in the Senior Secured Credit Facilities, although there are no financial maintenance covenants in the indenture governing the Notes.
We used the net proceeds of the Notes to (i) permanently prepay $233.4 million of outstanding borrowings under our Term Loan Facility, (ii) pay a dividend of $262.2 million to our equityholders, (iii) pay one-time bonuses to certain of our employees and directors who hold equity interests which were not entitled to participate in the dividend, (iv) pay certain related fees and expenses and (v) for general corporate purposes.
Cash Flows
Twenty-Six Weeks Ended July 1, 2023 compared to the Twenty-Six Weeks Ended July 2, 2022
The following table summarizes our cash flows:

	Twenty-Six Weeks Ended
(in thousands)	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$53,790	$50,518
Net cash used in investing activities	(47,135)	(58,485)
Net cash used in financing activities	(8,832)	(8,050)
Effect of exchange rate changes on cash and cash equivalents	1,610	(898)
Net change in cash and cash equivalents	$(567)	$(16,915)

Cash provided by operating activities
Net cash provided by operating activities was $53.8 million for the twenty-six weeks ended July 1, 2023, resulting from net income of $24.9 million and a net decrease of $64.1 million related to our operating assets and liabilities, which was offset by non-cash charges of $93.0 million. Net cash provided by operating activities for the twenty-six weeks ended July 1, 2023 increased by $3.3 million, compared to the twenty-six weeks ended July 2, 2022.
The $3.3 million increase is primarily the result of favorable changes in our working capital which includes a $21.7 million increase in accrued interest on the Notes which were issued in fiscal 2023, a $13.9 million decrease in net cash outflow related to our incentive compensation plan, and other movements in our working capital balances which were not material. These favorable changes were partially offset by a $24.1 million special one-time bonus and related taxes paid in conjunction with the February 2023 dividend payment and the impact of a $14.2 million change in unrealized (gain) loss on foreign currency and derivatives.
Non-cash charges primarily consisted of $58.3 million of operating lease expense, $29.2 million of depreciation and amortization expense, partially offset by $10.8 million of other non-cash items.
Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended July 1, 2023 consisted primarily of a $55.1 million change in operating lease liabilities, a $19.5 million change in prepaid expenses and other current assets, and a $6.9 million change in accrued payroll and related taxes, partially offset by a $24.8 million change in accounts payable and other liabilities. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in prepaid expenses and other current assets is primarily a result of increased spend related to the launch of the Company’s IPO which closed on July 3, 2023. The change in accounts payable and other liabilities resulted primarily from $21.7 million of accrued interest on the Notes with interest paid semiannually on February 15 and August 15. The change in accrued payroll and related taxes resulted primarily from the payment of incentive compensation to our employees. As of December 31, 2022, we accrued $25.0 million which was paid during the first quarter of fiscal year 2023. As of July 1, 2023, we accrued $14.9 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2024.
Net cash provided by operating activities was $50.5 million for the twenty-six weeks ended July 2, 2022, primarily resulting from net income of $42.8 million, after consideration of non-cash charges of $105.9 million and a net unfavorable movement of $98.2 million in our operating assets and liabilities. Non-cash charges primarily consisted of $58.1 million of operating lease expense, $26.7 million of depreciation and amortization, and $14.1 million of other non-cash charges. Other non-cash charges included $8.2 million of foreign currency losses and a $3.3 million loss on retirement of property and equipment. Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended July 2, 2022 consisted primarily of a $20.0 million decrease in accrued payroll and related taxes, a $55.4 million decrease in operating lease liabilities and a $7.1 million increase in trade and other receivables. The decrease in accrued payroll and related taxes resulted from the payment of incentive compensation to our employees of $32.4 million during the twenty-six weeks ended July 2, 2022. The decrease in operating lease liabilities resulted from payments toward our lease liabilities. The increase in trade receivables resulted primarily from an increase in the average daily sales within our wholesale business.
Cash used in investing activities
Net cash used in investing activities was $47.1 million for the twenty-six weeks ended July 1, 2023 and $58.5 million for the twenty-six weeks ended July 2, 2022. Net cash used in investing activities during the twenty-six weeks ended July 1, 2023 and July 2, 2022 consisted primarily of our increased investment in our CPCs, ABP and store enhancement initiatives.
Cash used in financing activities
Net cash used in financing activities was $8.8 million for the twenty-six weeks ended July 1, 2023 and $8.1 million for the twenty-six weeks ended July 2, 2022. Net cash used in financing activities during the twenty-six weeks ended July 1, 2023 consisted of $529.2 million of net proceeds from the Notes Offering which was offset by $237.5 million in payments towards the principal of our long-term debt and the payment of $262.2 million in dividends.
Net cash used in financing activities during the twenty-six weeks ended July 2, 2022 consisted primarily of $6.9 million in payments towards the principal of our long-term debt.

Critical Accounting Policies and Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For more information on our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Prospectus. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in the Prospectus.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies”, to our Notes to Interim Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.
JOBS Act Accounting Election
Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use the extended transition period under the JOBS Act.
Upon completion of our IPO on July 3, 2023, the Company ceased to be an EGC under the JOBS Act. See Note 12 for additional details regarding our EGC status after July 1, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, we manage our exposure to these risks through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow, and market exposures from changes in interest rates and foreign exchange rates. Our primary market risks are interest rate risk associated with variable rate debt under our Senior Secured Credit Facilities and foreign currency exchange risk associated with our operations in Canada and Australia. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to “Note 6. Derivative Financial Instruments” for additional information.
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of July 1, 2023, total borrowings on the Term Loan Facility and the Revolving Credit Facility were $577.2 million and $5.0 million, respectively. Our variable rate debt uses Term SOFR as a reference rate and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest to the extent we are not fully hedged.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1.00% increase in Term SOFR would result in an increase to interest expense of $5.8 million over 12 months based on amounts outstanding and interest rates in effect as of July 1, 2023.
To reduce our exposure to fluctuations in interest rates, we enter into interest rate swaps. These interest rate swaps reduce our exposure to interest rate movements and effectively convert a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of July 1, 2023, our exposure to future interest rate movements will be reduced by 47.6%.

Foreign currency exchange risk
In addition to our U.S. businesses, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into U.S. dollars, which is the reporting currency of the Company. For the twenty-six weeks ended July 1, 2023, approximately 44.9% of our net sales were denominated in a currency other than the U.S. dollar. For the twenty-six weeks ended July 1, 2023, a hypothetical 10% strengthening of the U.S. dollar to the Canadian dollar would decrease our net sales by $30.3 million (and vice versa). A hypothetical 10% change in the relative fair value of the U.S. dollar to the Australian dollar would not have a material impact on our operations. We will be susceptible to fluctuations in our local currency compared to foreign currency if we do not hedge the exchange rate exposure. As such, we routinely enter into currency forwards and cross currency swap contracts to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of July 1, 2023. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2023 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
(b) Material weaknesses in internal control over financial reporting
Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with this Quarterly Report on Form 10-Q, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constitute material weaknesses related to (i) the sufficiency of technical accounting and SEC reporting expertise within our accounting and financial reporting function, (ii) the establishment and documentation of clearly defined roles within our finance and accounting functions and (iii) our ability to evidence the design and implementation of effective information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of our financial statements.
To address these material weaknesses, we have initiated a plan to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including the documentation of clearly defined roles and responsibilities, and the design and implementation of effective ITGCs. To date, we have hired a director of internal audit, a manager of internal audit and a director of SEC reporting. In addition, we have engaged external advisors who are providing financial accounting assistance and are assisting in evaluating the design, implementation and operating effectiveness of our system of internal control over financial reporting.
If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We may not be able to remediate the identified material weaknesses, and additional material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Our failure to implement and maintain effective internal control over financial reporting, to remedy identified material weaknesses or significant deficiencies or to implement required new or improved controls could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to timely meet our financial and other reporting obligations.
(c) Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-af(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”
Item 1A. Risk Factors
Risk Factor Summary

Below is a summary of the principal factors that we believe make an investment in the Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found after this summary, and should be carefully considered, together with other information in this in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”) before making an investment decision.
Risks Related to Our Business and Industry
•The success of our business model depends on our ability to source quality secondhand items at attractive prices.
•If we do not develop and maintain our relationships with NPPs and their donors, we may not be able to obtain a sufficient volume of quality secondhand items.
•The sourcing and processing of secondhand items, especially from local communities, can be subject to fluctuating costs and can have other risks and fluctuations that could negatively impact our business.
•Our growth and performance depend on the efforts of our store and processing center team members and may be negatively affected by the labor market.
•Our ability to grow may be negatively affected by perceptions of thrift, trends in consumer discretionary spending. our operational ability to manage growth and the availability of new store locations.
•Our foreign operations require us to manage different retail and wholesale environments and compliance requirements of each jurisdiction, which introduces additional operational and financial risks.
•Natural disasters, catastrophic events (including pandemics such as COVID-19) and geopolitical events or social unrest may harm our business.
•Our success and growth is affected by our operational efficiencies, including our CPC and ABP technologies, and our ability to manage acquisitions.
•Our reputation and brands may be adversely affected by actions of wholesale customers and our ability to maintain and report on our sustainability commitments.
•Competition in the secondhand market and from sellers of new items may adversely impact our revenue, profitability, market share, and partnerships.
Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy
•We could be, and have in the past been, subject to cyber-attacks or data breaches, which may require us to incur additional costs and suffer reputational harm that affects our business and financial results.
•We process significant amounts of personal information and data and operate in multiple countries and jurisdictions, many of which are implementing new or changing privacy and information security requirements. We cannot fully determine the impact of future requirements and may experience increased costs. Any failure or perceived failure to comply with requirements may result in financial or reputational harm.
•We may be unable to adequately protect our intellectual property or accused of infringing on others’ intellectual property rights, and may be required to spend significant resources to defend or enforce our rights.

Risks Relating to Legal, Regulatory, Accounting and Tax Matters
•We have material weaknesses and may be unable to establish or maintain an effective system of internal control over financial reporting or maintain effective disclosure controls and procedures.
•We will incur increased expenses due to being a public company and may be exposed to a greater risk of litigation or claims, and we are obligated to indemnify our directors and officers for certain claims .
•An actual or alleged failure to comply with the number of laws, rules and regulations that we are subject to could negatively affect our growth or increase our costs.
•We may incur losses due to the payment methods we accept, including credit cards.
•Our financial condition and operating results may be negatively affected by incorrect estimates or judgments, changes in tax legislation and limited ability to utilize our net operating loss carryforwards.
Risks Relating to Our Indebtedness and Liquidity
•We have a significant amount of indebtedness which requires cash to service or repay and contain restrictive covenants.
•Our available credit under our Revolving Credit Facility, which we rely on for liquidity, is subject to significant fluctuation.
•Changes in interest rates or the ratings assigned to our debt could increase our debt service obligations or make it more difficult or expensive to obtain additional financing.
Risks Related to Ownership of Our Common Stock
•Our stock price may be volatile and decline due to factors outside our control, including sales by existing stockholders.
•Securities or industry analyst research and reports may affect our stock price and trading volume.
•Any additional issuances of our common stock may dilute our stockholders and affect our stock price.
Risks Relating to Our Organizational Structure
•We rely on dividends and distributions from our operating subsidiaries to meet our obligations.
•We are a “controlled company” and majority owned and controlled by the Ares Funds, whose interests may conflict with us or other stockholders.
•Provisions in our Certificate of incorporation and bylaws may delay or prevent a change of control, and also contain exclusive forum provisions and renounce our interest in certain corporate opportunities.
General Risks
•We depend on our executive officers and other key employees.
•The use of certain marketing channels, such as social media and text messages, exposes us to additional risks.
•Being a public company may strain our resources, and our management has limited experience managing a public company.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this this in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited interim condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business and Industry
If we fail to obtain a sufficient quantity of new and recurring quality secondhand items at attractive prices, our business, results of operations and financial condition could be harmed.
The quality and quantity of the supply of our secondhand items are critically important drivers of our sales generated per pound of goods processed, which we internally refer to as “sales yield.” If we are unable to achieve a favorable sales yield with a sufficient quantity of goods obtained at attractive prices, our profitability will suffer. Our business model is based on sourcing from and selling to the local community, so our business is dependent on our ability to obtain quality secondhand items at attractive prices from sources in each community we operate in.
To the extent we are required to pay higher prices to our NPPs for secondhand items, our profitability will be directly negatively affected. The pricing of secondhand items may be dependent on factors such as the volume of items donated to our NPPs (which may fluctuate due to factors outside of our control), our ability to negotiate, maintain and grow our relationships with our NPPs and competition for secondhand items from other potential purchasers of secondhand items. As a result, if we are required to pay higher prices for secondhand items, our profitability will be reduced.
Furthermore, the quality of items we receive (either directly from our NPPs or through OSDs) is critical to our sales yield and profitability. To the extent the items supplied to us are lower in quality or are worse in condition, fewer of those items may be graded in our processing centers as salable at retail; the price points they will be able to obtain may be lower; and fewer of those items may be seen as desirable by our customers and actually be sold at retail. Lower item quality could result in markdowns and other promotions in our retail stores and a greater proportion of items sold at wholesale. The sales prices we receive for items sold to our wholesale customers for reuse and repurposing are lower than those we receive for items sold at retail. As a result, lower item quality could have a material and adverse effect on our ability to generate revenue from retail sales.
Finally, to the extent we do not obtain a sufficient quantity of quality secondhand items, we will not be able to provide our customers with a sufficient quantity of items they perceive as desirable. Because many of our customers desire a treasure hunt experience at our stores, a decline in the amount of desirable items could have a negative effect on their shopping experience and could have a negative impact on the number of store visits and purchase volumes of our existing customers as well as on our ability to attract new customers.
As a result, the failure to obtain a sufficient quantity of quality items at attractive prices could negatively impact our sales yield, revenues and profitability and could have a material, adverse effect on our business, financial condition and results of operations.
Our ability to obtain a sufficient quantity of quality secondhand items at attractive prices is dependent on maintaining our strong relationships with existing NPPs, maintaining and growing OSDs and developing new relationships in the areas in which we operate.
Our ability to cost-effectively obtain quality secondhand items is dependent on maintaining strong relationships with our existing NPPs, maintaining and growing OSDs and developing relationships with new NPPs and their donors. Numerous factors, however, may impede our ability to maintain and develop relationships with NPPs and their donors with quality secondhand items. Additionally, we generally do not have long term supply agreements with our NPPs. To expand our base of secondhand items for sale and our base of NPPs, we must appeal to and engage NPPs new to selling secondhand items and individuals new to donating secondhand items to our NPPs through OSDs. We cannot be certain that these efforts will result in more supply of quality secondhand items or that these efforts will be cost-effective.
In addition, as we expand our operations, because our business model is focused locally, we will be required to expand or develop relationships with NPPs and donors who make OSDs in and around those locations. If we are unable to develop and maintain those new relationships, our ability to grow our business will be negatively impacted.
Our efforts to appeal to NPPs and donors may not result in more supply of quality secondhand items, and these efforts may not be cost-effective. Our ability to obtain new and recurring quality secondhand items from new and existing NPPs and their donors depends on a number of factors, such as our ability to enhance and improve our Community Donation Centers, NPPs’ perceptions of whether payouts they are receiving are adequate, timely compensation for their items, and our reputation. Our ability to increase OSDs is dependent in large part on the convenience to donors of making a donation at one of our stores (which can be driven in large part by store location) and the quality of the donors’ donation experience, including the quality and selection of the NPPs to which they can donate their items. If we are unable to meet the expectations of our NPPs and their donors and drive repeat supply, the quality and volume of the secondhand items we receive could be adversely affected.
In addition, due to economic uncertainties, governmental orders, the recent COVID-19 pandemic and other similar events or other challenges, our NPPs may be unable to obtain donated items for delivered supply or may be unable or unwilling to continue supplying secondhand items on terms or in quantities desirable to us. Furthermore, such uncertainties, restrictions or events could have a negative impact on donors’ ability or willingness to make OSDs.
If we are unable to obtain a sufficient volume of quality secondhand items, our sales revenue from secondhand items would be materially and adversely affected, which would have a material, adverse effect on our business, growth prospects, results of operations and financial condition.
We are subject to risks associated with sourcing and processing of secondhand items, including processing costs and capacity, risks due to damage, loss or contamination of items, increased costs to maintain and/or develop sources of supply and risks associated with itemizing, grading, storage, transportation and other logistics.
The secondhand items we offer at retail through our stores and at wholesale in domestic and global resale markets are initially sourced through our NPPs either directly or through OSDs at our stores. As a result, we are subject to fluctuations in the price we pay for secondhand items. In addition, the cost of merchandise sold may increase due to increases in labor costs, transportation costs and costs of storage, which may be driven by market forces outside our control, such as rising inflation. Furthermore, to the extent that the volume of secondhand items we obtain in a particular locality exceeds our capacity to process or store them, our ability to generate revenue in that locality will be limited by that capacity constraint. Our business, financial condition and results of operations could be negatively impacted by these cost and capacity issues.
Furthermore, the secondhand items we receive may not be of sufficient quality or free from damage, and such secondhand items may be damaged during shipping or processing. While we conduct inspections of secondhand items in our inventory, we cannot control items while they are out of our possession or prevent all damage while in our processing facilities. For example, we may experience contamination from various sources, such as mold, bacteria, insects and other pests, in certain secondhand items provided to us. If we are unable to detect, quarantine and properly deal with such contaminants at the time such secondhand items are initially received in our stores or in our processing facilities, some or all of the other secondhand items in such facilities could be contaminated. We may incur additional expenses and our reputation could be harmed if the secondhand items we offer are damaged or contain contaminants.
We may also experience increased costs to attract, retain and grow relationships with our NPPs. If we are unsuccessful in establishing or maintaining our relationships with our NPPs, or if they partner with our competitors and devote greater resources to implement and support the platforms or retail items of our competitors, our ability to compete in the marketplace or to grow our revenue, could be impaired, and our results of operations may suffer.
Our business depends on our ability to attract and retain suitable workers for our stores and processing facilities and to manage labor costs, particularly given recent disruptions in the supply and cost of labor.
Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate a large number of highly qualified store management personnel, processing employees and team members. Our team members in our processing facilities must efficiently and accurately sort and price many of our secondhand items for sale in our stores.
Our ability to meet our labor needs, while controlling labor costs in a labor market challenged by historically high rates of employee turnover, labor shortages and rising wage rates, is subject to many external factors, including competition for and availability of qualified personnel particularly during the ongoing COVID-19 pandemic, unemployment levels, governmental regulatory bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates in the jurisdictions in which we operate (including the heightened possibility of increased applicable minimum wage rules and regulations), the impact of wage inflation, health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), our ability to maintain good relations with our team members, employee activism and our reputation and relevance within the labor market. Inflation has risen worldwide and the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it could also push up the costs of labor and our employee compensation expenses. Continued wage inflation could increase our operating costs, and there can be no assurance that our revenues will increase at the same rate to maintain the same level of profitability. In addition, to the extent unemployment assistance and other similar benefits are enhanced or extended by governmental agencies in the jurisdictions in which we operate (including in connection with the COVID-19 pandemic), such enhancements or extensions could have a negative effect on the supply of qualified workers.
Recently, we have incurred higher wage rates for our employees. We expect that our labor costs, including wages and employee benefits, will continue to increase. We have taken certain price increases to, among other things, address labor costs. Unless we are able to pass on these increased labor costs and other increased costs to our customers by increasing prices for our products, our profitability and results of operations may be materially and adversely affected.
We compete with other retail businesses for many of our store management personnel and sales team members in hourly and part-time positions. These positions have had historically high turnover rates, which can lead to increased training and retention costs. In addition, we compete with retail business and warehouse operations for employees in our processing facilities, which are growing quickly and competing aggressively for additional labor. If we are unable to attract and retain quality employees and other management personnel, or fail to comply with the regulations and laws impacting personnel, our operations, processing efficiency, customer service levels, legal and regulatory compliance and support functions could suffer, resulting in a material adverse effect on our business, financial condition and results of operations.
In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other related costs could increase. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low-price model, and we may not be able to offset such increased costs elsewhere in our business.
Our continued growth depends on attracting new, and retaining existing, customers, including by increasing the acceptance of thrift among new and growing customer demographics.
To expand our customer base, we must appeal to and attract customers who do not typically purchase secondhand items, who have historically purchased only new retail items or who used other means to purchase secondhand items, such as other consignment and thrift stores or the websites of secondary marketplaces. We reach new customers through paid search, social media, influencers, advertising, other paid marketing, press coverage, retail locations, referral programs, organic word of mouth and other methods of discovery, such as converting our NPPs’ donors to customers. We expect to continue investing in these and other marketing channels in the future and cannot be certain that these efforts will enable us to attract and retain more customers, result in increased purchase frequency or increased basket sizes from our customers or be cost-effective. In addition, successful growth requires us to find appropriate store locations tailored to consumer demographics in our targeted market areas. Our ability to attract and retain customers also depends on our ability to offer a broad selection of desirable and quality secondhand items in our stores, our ability to consistently provide high-quality customer experiences and our ability to promote and position our brands and stores. Our investments in marketing may not effectively reach potential customers and existing customers, potential customers or existing customers may decide not to buy through us or the spend of customers that purchase from us may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover, consumer preferences may change, and customers may not purchase through our stores as frequently or spend as much with us as historically has been the case. As a result, the revenue generated from customer transactions in the future may not be as high as the revenue generated from transactions historically. Consequently, failure to attract new customers and to retain existing customers could harm our business, results of operations and financial condition.
Both supply of and demand for our products is influenced by general economic conditions, including trends in consumer spending.
Our business and results of operations are subject to global economic conditions, conditions in the markets in which we operate and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include high levels of unemployment, high consumer debt levels, a prolonged economic downturn or acute recession, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, other inflationary pressures and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other incidents of political or social instability or other catastrophic events, whether occurring in the United States, Canada or internationally, such as the ongoing conflict between Russia and Ukraine. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases at our stores.
Traditionally, consumer purchases of new retail items have declined and secondhand markets have grown during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Nevertheless, we cannot guarantee that our customers will continue to visit our stores and buy our items if economic conditions worsen. On the other hand, economic upswings could increase the rate of new retail purchases in the primary market and slow the rate at which individuals choose to shop in the secondhand market, thereby decreasing our revenue.
Furthermore, fluctuations in economic and other conditions could also negatively impact the rate at which individuals choose to donate their secondhand items to our NPPs. To the extent that donors have lower actual or perceived wealth or economic security, donors may be less willing or able to donate items to our NPPs (either directly or through OSDs). The constriction of supply of secondhand items could increase the price we must pay for items and could also reduce the quality and quantity of items we are able to purchase for sale in our stores, which would adversely affect our revenues, profitability and sales yields.
As a result, general economic and other conditions could have a material and adverse effect on our business, results of operation and financial condition.
We have experienced rapid growth, and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations and financial condition could be harmed.
We have experienced rapid growth in certain recent periods, and may continue to experience rapid growth in future periods, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of customers using our stores in certain periods. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures.
To manage growth in our operations and the growth in our number of customers, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We will also need to actively and carefully manage the expansion of our store footprint through a targeted real estate strategy. We will need to maintain or increase the automation of our processing facilities (including our CPCs) and continue to improve how we apply data science to our operations. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, marketing, operations, administrative, legal, financial, customer support, engineering and other resources. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, our employee morale, productivity and retention could suffer, which could negatively affect our brands and reputation and harm our ability to attract new customers and to grow our business. In addition, future growth, such as the potential further expansion of our operations internationally or expansion into new categories of offerings, either organically or through acquisitions, would require significant capital expenditures, which could adversely affect our results of operations, and the allocation of valuable management resources to grow and change in these areas.
In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•generate a sufficient amount of new and recurring quality secondhand items at an attractive price by maintaining our strong relationships with existing NPPs, maintaining and growing OSDs and developing new relationships in the areas in which we operate;

•attract and retain suitable workers for our stores and processing facilities and manage labor costs;
•attract new, and retain existing, customers, including by increasing the acceptance of thrift among new and growing customer demographics;
•increase awareness of our brands;
•maintain a high level of customer service and satisfaction;
•anticipate and respond to changing market preferences;
•anticipate and respond to macroeconomic changes generally, including changes in the markets for both new and secondhand retail items;
•identify and obtain suitable locations for new stores and facilities;
•adapt to changing conditions in our industry and related to the COVID-19 pandemic and measures implemented to contain its spread;
•improve, expand and further automate our CPC operations, information systems and stores;
•effectively scale our operations while maintaining high-quality service and customer satisfaction;
•successfully compete against established companies and new market entrants, including national retailers and brands, other consignment and thrift stores and online resale platforms;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity, breaches and other factors that could affect our physical and digital infrastructure; and
•comply with regulations applicable to our business.
If we are unable to accomplish any of these tasks, our revenue growth may be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations and financial condition will be harmed, and we may not be able to maintain profitability.
We may not be able to identify and obtain suitable locations for new stores as we grow our business. The success of each store location is dependent on a number of factors, including site suitability, our ability to negotiate appropriate store leases, customer traffic and convenience and proximity to NPPs and their donors, customers, suitable workers and our processing facilities.
Our business strategy requires us to find appropriate store and processing facility sites in our targeted market areas. We compete with other retailers and businesses for acceptable locations for our stores and other facilities. For the purpose of identifying suitable locations we rely, in part, on information regarding the demographics of the local areas, both with respect to potential customers and potential donors. While we believe demographics are helpful indicators of favorable locations, we recognize that this information cannot predict future consumer preferences and buying trends with complete accuracy. We also rely on other factors such as proximity to potential and existing NPPs and their donors, our CPCs and suitable workers. Time frames for negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations.
We lease all of our locations. While locations that source product through a CPC do not require on-site production facilities, currently, most of our locations have processing facilities on-site. To the extent a location requires an on-site processing facility, the location will have specific requirements as to size, layout and physical facilities that may not be available widely in the local area. To the extent suitable store and other locations are unavailable, whether due to large scale redevelopment of shopping centers or otherwise, we may experience difficulties entering into new leases on favorable terms. The failure to secure new locations for our stores and other facilities could have a material and adverse effect on our ability to grow and maintain our business.
Our store leases are generally for extended terms with a typical initial term of 10 years, with an average remaining term of approximately 6.7 years as of July 1, 2023. The majority of our leases contain provisions for base rent and a small number of our leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. We may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming locations. If we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations for the rent differential or if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing locations, which can have a material and adverse effect on us.
If we are unable to renew, renegotiate or replace our leases or enter into leases for new locations on favorable terms, our growth and profitability could be harmed, which could have a material and adverse effect on our business, financial condition and results of operations.
We are also required to make significant lease payments for our existing leases, which may strain our cash flow. We depend on net cash provided by operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash provided by operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facilities or from other sources, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.
Some of our stores may have challenges achieving period-to-period comparable store sales growth targets due to various factors outside our control, including availability of quality secondhand items, availability of suitable workers, site suitability, lease terms and conditions, operational risks and regional growth and development patterns.
Because each store seeks to sell secondhand goods that are sourced locally to customers in its local area, each store’s results may fluctuate from one period to the next. While we seek to grow comparable store sales, various factors (many of which are outside our control) may negatively impact each store’s ability to meet our comparable store sales targets. These factors include (among others):
•COVID-related or other government-imposed operational restrictions;
•changes in the availability of quality secondhand items;
•changes in the availability of suitable workers;
•changes in or termination of store and facility leases;
•changes in the economy or demographics of the local area or region;
•changes in weather or climate;
•the impact of natural disasters, cyber-attacks, social unrest or terrorist incidents;
•changes in our relationships with local NPPs and the local community of donors;
•changes in the timing and extent of promotional and advertising efforts; and
•holidays or seasonal periods.
If our future year-to-year store sales growth fails to meet expectations, then our cash flow and profitability could decline substantially, which could have a material adverse effect on our business, financial condition and results of operations.
We have significant foreign operations, particularly in Canada, so we are subject to risks specific to operating in these jurisdictions and are also exposed to exchange rate risks, which we may not be able to fully hedge.
As of July 1, 2023, we operated 154 stores in Canada and 12 stores in Australia. Our operations in these non-U.S. jurisdictions require us to understand the retail climate and trends, customs and cultures, seasonal differences, business practices and competitive conditions in those jurisdictions. We are also required to familiarize ourselves with the laws, rules, regulations and government of each of those jurisdictions. Operations in each jurisdiction also require us to develop the appropriate in-country infrastructure, identify suitable partners for local operations and successfully integrate operations in that jurisdiction with our overall operations while effectively communicating and implementing company policies and practices. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations, potentially adverse tax and transfer pricing considerations, limitations on the repatriation and investment of funds outside of the country where earned, trade regulations, the risk of sudden policy or regulatory changes, the risk of political, economic and civil instability and labor unrest and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
With respect to our Canadian operations, among other data privacy requirements, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to collect, use and disclose personal information, with limited exceptions, allow individuals to access and correct their personal information and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.
In addition our Canadian and Australian operations use a functional currency other than the U.S. dollar. For the twenty-six weeks ended July 1, 2023, 44.9% of our net sales were derived from markets outside the United States. We are exposed to currency translation risk because the results of our international businesses in some countries are generally reported in local currency, which we then translate to U.S. dollars we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.
The global COVID-19 pandemic and the government’s responses in the jurisdictions in which we operate has had and may continue to have an unpredictable and adverse impact on our business, results of operations and financial condition, and similar events may have such effects in the future.
Some of our operations and financial performance since early 2020 have been negatively impacted by the COVID-19 pandemic that has caused, and may continue to cause, a slowdown of economic activity, disruptions in global supply chains, and significant volatility in financial markets. We have experienced, and may continue to experience, operational challenges from personnel absences, temporary closures of our stores, offices and processing facilities, further or ongoing reduced capacity at those locations, decreased foot traffic at and/or closure of our stores and a decrease or volatile patterns in spending on retail in general. Furthermore, developing various responses to the challenges caused by COVID-19 and its effects has and may continue to divert the attention of our management team. For example, in March 2020, due to the progression of COVID-19 in areas where we operate and have corporate offices, we temporarily closed our corporate offices and all of our locations in the United States and Canada for a period of time to slow the spread of COVID-19, protect our team members and comply with certain local regulations. Later in 2020, all of our stores in Australia and stores elsewhere in our network were closed for similar reasons.
The global slowdown in economic activity, as well as public health concerns such as COVID-19, may heighten other risks disclosed in this Quarterly Report on Form 10-Q and could also result in social, economic and labor instability in the localities in which we or our customers and NPPs and their donors reside. Such instability and concerns could negatively impact the amount and quality of donations to our NPPs (whether directly provided to us by NPPs or through OSDs) and could also negatively impact our customers’ willingness to shop at our stores, which would negatively impact our revenues and sales yields.
The extent to which the COVID-19 pandemic continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict. The effects of COVID-19 pandemic and related public health restrictions had a significant negative impact on our net sales and pounds processed during fiscal year 2021 and fiscal year 2020, respectively. Our retail stores were closed for a substantial portion of 2020 due to public health restrictions enacted during the pandemic, which resulted in lower store traffic and retail sales volume. In addition, due to the closure of our retail locations during the pandemic, we accepted fewer donations made to our NPPs at our Community Donation Centers.
While we have seen recovery in our business from the initial economic effects of the pandemic, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. Any of these uncertainties and actions we take to mitigate the effects of COVID-19 and uncertainties related to COVID-19 could harm our business, results of operations and financial condition. We face similar risks with respect to any worsening of the COVID-19 pandemic, the spread of any variants of COVID-19, and any future outbreaks of disease.
We may not be able to expand our CPC operations in geographic regions that enable us to effectively scale our operations.
To grow our business, we must continue to improve and expand our CPC operations, proprietary systems, equipment and related technology. We must also staff our CPCs with suitable workers in each of the localities we wish to service. Our CPC operations are complex and require the coordination of multiple functions that are highly dependent on numerous qualified employees and personnel working as a team. Each item that we process requires multiple touch points, including categorization, inspection, grading, pricing and delivery to our store locations. This process is complex and, from time to time, we may have more secondhand items arriving from our NPPs and their donors than we can timely process.
As we grow our CPC operations, we expect that the number of employees in our CPCs will increase significantly in the near term, particularly as and when concerns and restrictions due to COVID-19 abate. The market for these employees is increasingly competitive and is highly dependent on geographic location. We could be required to raise wages or introduce other compensation incentives to remain competitive, which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our ability to continue to implement our CPC strategy could be negatively impacted, which could harm our growth prospects and our business, results of operations and financial condition.
Further, the success of our business depends on our ability to secure additional locations for our CPCs that are able to serve our stores. Space meeting our physical requirements in well-positioned geographic locations is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure suitable new CPCs or to maintain our current CPCs could harm our business, results of operations and financial condition.
If we are unable to extend our exclusive rights with the provider of our CPC and ABP technologies, our business, results of operations and financial condition could be harmed.
We have contractual arrangements with Valvan Baling Systems NV (“Valvan”), the provider of CPC technology, and ABP technology that include exclusive rights to the use of the CPC technology and ABP technology for a period of time that may be extended as we purchase additional technology from the provider in connection with our buildout of additional CPCs and ABP facilities. The CPC and ABP technologies widen our competitive and operational advantage, and we plan to aggressively expand both across many of the markets in which we operate in the next several years. Our ability to extend these exclusive rights with respect to the CPC and ABP technologies is dependent on us continuing to secure our relationship with the provider as we expand our CPCs and ABP facilities. Our failure to complete planned purchases may lead to the termination of our exclusive rights with Valvan, which could result in operational delays and harm our business, results of operations and financial condition.
If we are unable to successfully leverage technology to automate and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
We are continuing to build automation, machine learning and other capabilities to drive efficiencies in our stores, our CPC operations, our ABP capabilities and other automated processing functions. As we continue to enhance automation and add capabilities, our operations may become increasingly complex. While we expect these technologies to improve productivity in many of our merchandising operations, including processing, itemizing and selling, any flaws, bugs or failures of such technologies could cause interruptions in and delays to our operations, which may harm our business. We are increasing our investment in technology, software and systems to support these efforts, but such investments may not increase productivity, maintain or improve the experience for customers or result in more efficient operations. While we have created our own proprietary technology to operate our business, we also rely on technology from third parties, particularly in our CPCs. If we are no longer able to rely on such third parties, we would be required to either seek licenses to technologies or services from other third parties and redesign aspects of business and operations to function with such technologies or services or develop such technologies ourselves, either of which would result in increased costs and could result in operational delays until equivalent technologies can be licensed or developed and integrated into our business and operations.
We are subject to various risks to our physical store and processing facility locations, which may adversely affect our business, results of operations and financial condition.
Our business model is predicated on sourcing from local NPPs and their donors and selling to local customers. As a result, our stores and processing facilities are critical to our operations, and disruptions to those facilities (as well as to our headquarters) could disrupt our business and overall operations.

Our various facilities including our CPCs, may be affected by natural disasters, disease outbreaks, severe weather events or man-made events such as terrorism, labor unrest, social unrest, riots, looting and arson. Our facilities may also be affected by construction defects, damage to the physical structure that requires repair or disruptions in utility service. Any of the above events could severely disrupt our operations, cause harm to our team members and result in damage to or loss of inventory (in a location or regionally).
Additionally, given the nature of the unique selection of secondhand items we offer in our stores, our ability to restore such secondhand items in our stores would take time, and to the extent any events affecting our stores or other facilities also affect our NPPs or their donors, the supply of goods to our stores may also suffer. As a result, any of these events could result in a limitation and delay of available supply for customers, which would negatively impact our revenue and results of operations. For example, in March 2020 due to the progression of COVID-19 in areas where we operate and have corporate offices, we temporarily closed our corporate offices and all of our locations in the United States and Canada for a period of time to slow the spread of COVID-19, protect our team members and comply with certain local regulations. Later in 2020, all of our stores in Australia and stores elsewhere in our network were closed for similar reasons. In 2021, closures and reductions in operations due to COVID-19 continued in discrete geographical regions where we operate, including, for example, Ontario, Canada. Such reductions in operations and closures have slowed and may in the future slow or temporarily halt our operations and adversely affect our business, results of operations and financial condition.
We are also subject to shrinkage of inventory at our stores and facilities, and if we are unable to control such shrinkage, our sales yields will be negatively affected.
Further, while our property insurance covers certain of our inventory and losses, insurance coverage has become more expensive, which has resulted in increased premiums and deductibles. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss of any or all of our facilities or the secondhand items in such facilities, our liabilities may exceed the maximum insurance coverage amount, which could adversely affect our business and results of operations.
A failure to retain key store and processing center management personnel could materially and adversely affect our business.
Our performance also depends on recruiting, hiring, developing, training and retaining talented key management personnel for our stores and processing facilities. Similar to other retailers, we face challenges in securing and retaining sufficient talent in key management for many reasons, including competition for talent in the retail industry and in various geographic markets. In addition, because of the distinctive nature of our business model, which emphasizes promotion from within, we must provide significant internal training and development for key management personnel across the company and must effectively manage succession planning. If we do not effectively attract qualified individuals, train them in our business model and operating procedures, support their development, engage them in our business and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and the successful execution of our business model could be adversely affected.
Labor-related matters, including labor disputes, may adversely affect our operations.
In September 2022, one retail store in Ontario, Canada voted to be represented by a union. Collective bargaining is ongoing. We have been bargaining with the union on a proposed collective agreement since late 2022. We meet with the union periodically, and we expect bargaining to continue through the third quarter of 2023, and potentially into the fourth quarter of 2023, before a final collective agreement is reached. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including increases in our labor costs, which could harm our business, results of operations and financial condition.
In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act (“ERISA”) and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our results of operations and expansion prospects.
We have in the past and may in the future make acquisitions of other companies or technologies. Competition within our industry for acquisitions of businesses (such as the 2nd Ave. Acquisition) may become intense, and we have limited experience in acquisitions. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, or such target may be acquired by another company including, potentially, one of our competitors. Negotiations for such potential acquisitions may result in diversion of management time and significant out-of-pocket costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position, realize the benefits from the acquired business or otherwise achieve our goals, and any acquisitions we complete could be viewed negatively by customers, team members, or investors or result in the incurrence of significant other liabilities. We may also not be able to successfully integrate the acquired operations, systems (including financial, inventory, customer and other systems), team members and facilities into our company, and the time and resources spent on such integration could be greater than expected. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in further dilution of our existing stockholders. For example, we spent significant time and resources and incurred a significant amount of debt to finance the 2nd Ave. Acquisition, and expect to spend significant additional resources on integrating the 2nd Ave. operations, including 12 new stores, into our business. Doing so may take more time or use more resources than we expect, and we may not be successful at all in realizing our goals in the transaction. Additionally, the time and resources we spend toward integrating 2nd Ave. operations, systems (including financial, inventory, customer and other systems), team members and facilities may be a significant distraction to successfully growing the rest of our business. If we fail to evaluate and execute acquisitions successfully or fail to successfully address any of these risks, our results of operations and expansion prospects may be harmed.
We face risks related to acquisitions or joint ventures we may pursue.
We may in the future seek to acquire businesses, products or technologies that we believe could complement our business, extend our store footprint into new localities, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, systems and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired business, operations, systems, technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.
Actions by wholesale customers could harm our brands and reputation, influence donor behavior and adversely affect our relationships with our NPPs and our customers.
We believe that our brands and reputation have significantly contributed to the success of our business. Our reputation, brands and ability to build trust with existing and new customers, donors and NPPs may be adversely affected by complaints and negative publicity about us and our merchandise, even if factually incorrect or based on isolated incidents. Our ability to attract and retain customers and maintain or enhance our relationships with NPPs and their donors is highly dependent upon external perceptions of our company, and damage to our brands and reputation may be caused by wholesale customers that improperly use or dispose of the items we sell to them. These and other events that may harm our brands and reputation could diminish the confidence of our customers in our products and shopping experience and could negatively impact the acceptance by our NPPs and their donors of our company and our business model. These risks could have an adverse effect on our business, financial condition and results of operations. Such events could also cause our stockholders to sell or otherwise dispose of a significant number of shares of our common stock, which may have a significant adverse effect on the trading price of our common stock.
Disruptions in the wholesale markets due to market conditions, conditions in the countries where our wholesale goods are sold or other factors may adversely affect our business.
Much of the merchandise we purchase from our NPPs is not sold in our stores, but instead is sold into the global wholesale secondhand goods market. We have in the past, and may in the future, experience fluctuations and disruptions in this market. These fluctuations and disruptions could be caused by an influx of inexpensive textiles or other replacement goods that could compete with the secondhand goods we offer. In addition, a change in the end markets in which these goods are sold could affect demand for secondhand goods in the wholesale market. These end markets may be affected negatively by natural disasters, civil unrest, economic conditions or other localized or regional events. Further, changes in laws, rules and regulations in the end markets could also negatively affect demand for or price of secondhand items. If we are unable to sell a sufficient amount of secondhand goods into the wholesale market, our business, our reputation and our revenues, profitability, results of operations and financial condition could be materially and adversely affected.
Our business could be negatively impacted by a failure to live up to our commitments to, or our failure to appropriately address existing and emerging matters relating to, sustainability and good corporate citizenship and diversity.
Our company is premised on a focus on sustainability and the reduction of waste in our local communities and in the textile and other industries through thrift, reuse and repurposing. We also seek to maintain good corporate citizenship and continuously strive for a more inclusive and diverse workplace. Our mission is to promote a more sustainable future by making secondhand second nature and positively impacting the communities we operate in. Our company is committed to a focus on sustainability and the reduction of waste in our local communities through thrift, reuse and repurposing. We also seek to maintain good corporate citizenship and continuously strive for a more inclusive and diverse workplace. Our commitment to such matters may require us to devote additional resources in our review of prospective investments and our operations and could increase the amount of expenses we are required to bear, which could lead to reduced profitability. In addition, if incidents occur in which we fail, or are perceived to have failed, to live up to our commitments to sustainability, good corporate citizenship or diversity, or if we fail to accurately report our progress toward such commitments, negative publicity with respect to any such incident could discourage our customers from shopping at our stores, causing our net sales to decrease, and could negatively impact our relationships with our NPPs and their donors, causing the quantity and quality of secondhand goods we receive to decrease (and thus negatively impacting our revenues and sales yields). We could also be criticized for the scope of our sustainability, good corporate citizenship or diversity commitments and engagement; or for a perceived lack of sustainability, good corporate citizenship or diversity commitments and engagement; or for any perceived lack of transparency about such matters, which in turn could have a negative impact on stakeholder perception and stakeholder engagement with our business. This may also impact our ability to attract and retain talent to compete in the marketplace. These risks could therefore have a material and adverse effect on our business, results of operations and financial condition.
The market in which we participate is competitive and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants or maintain and develop strategic relationships with NPPs, our business, results of operations and financial condition could be harmed.
The markets for resale and secondhand items are highly competitive. We compete with vendors of new and secondhand items, including branded goods stores, local, national and global department stores, consignment and thrift stores (including non-profit operators), specialty retailers, direct-to-consumer, retailers, discount chains, independent retail stores, the offerings of other retail competitors, resale players focused on niche or single categories, as well as internet-based secondhand retailers and other technology-enabled marketplaces. We believe our ability to compete depends on many factors, many of which are beyond our control, including:
•maintaining favorable brand recognition;
•identifying and delivering quality secondhand items;

•maintaining and increasing the amount, diversity and quality of secondhand items that we offer;
•our ability to expand the means through which we acquire and offer secondhand items for resale;
•attracting and retaining suitable workers for our stores and processing facilities and managing labor costs;
•attracting donors and retaining relationships with NPPs;
•the ease with which our customers and NPPs and their donors can supply, purchase and return secondhand items;
•the price at which secondhand items are offered;
•the speed and cost at which we can process and make available secondhand items to our customers; and
•attracting and retaining customers and increasing the volume of secondhand items they buy.
As our market evolves and we begin to compete with new market entrants, we expect competition to intensify in the future. Established companies may not only develop their own platforms and competing lines of business, but also acquire or establish cooperative relationships with our current competitors or provide meaningful incentives to third parties to favor their offerings over our stores. The performance of our competitors as well as changes in their pricing and promotional policies, marketing activities, new location openings, merchandising and operational strategies could negatively impact our sales and profitability.
Many of our existing competitors have, and some of our potential competitors or potential alliances among competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories; larger fulfillment infrastructures; greater technical capabilities; internet-based marketplaces; broader supply; established relationships with a larger existing customer and/or NPP and donor base; better access to merchandise; superior or more desirable secondhand items for sale or resale; greater customer service resources; greater financial, marketing, institutional and other resources; greater resources to make acquisitions; lower labor and development costs; larger and more mature intellectual property portfolios; and better access to capital markets than we do. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and derive greater revenue and profits from their existing customer bases, adopt more aggressive pricing policies to build larger customer or NPP bases or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior.
If we are unsuccessful in establishing or maintaining our relationships with our NPPs, or if they partner with our competitors and devote greater resources to implement and support the platforms or retail items of our competitors, our ability to compete in the marketplace, or to grow our revenue, could be impaired, and the results of our operations may suffer. Even if these partnerships and any future partnerships we undertake are successful, these relationships may not result in increased buying and selling through our stores or increased revenue.
Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation or strategic changes we or our competitors make in response to the COVID-19 pandemic, and it is uncertain how our market will evolve. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customers and NPPs, reduced revenue, reduced profitability, increased net losses and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
National retailers and brands set their own retail prices and promotional discounts on new items, which could adversely affect our value proposition to customers and harm our business, results of operations and financial condition.
National retailers and brands set pricing for their own new retail items, which can include promotional discounts. For example, there may be reductions in the price of new retail items in light of an economic downturn. Promotional pricing by these parties may adversely affect the relative value of secondhand items offered for resale with us. In order to attract customers to our stores, the prices for the secondhand items sold through our stores may need to be lowered in order to compete with pricing strategies employed by national retailers and brands for their own new retail items. These pricing changes and promotional discounts could, as a result, adversely affect our business, revenue, growth, results of operations and financial condition.
Natural disasters, pandemics, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.
The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events or terrorist or military activities disrupting transportation, communication or utility systems (such as the ongoing military conflict between Russia and Ukraine) or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the COVID-19 outbreak), unusual weather conditions, widespread supply chain disruptions or cyberattacks, could adversely affect our business operations and financial performance. Such events could result in physical damage to or destruction or disruption of one or more of our properties (including our corporate offices, Centralized Processing Centers, other processing facilities and stores) or properties used by NPPs in connection with the supply of secondhand items to us, negative impacts on our team members in parts or all of our operations, supply chain disruptions, data, utility and communications disruptions, fewer customers visiting our stores, including due to quarantines or public health crises and the inability of our customers to reach or have transportation to our stores directly affected by such events. Such events could cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. These events could also negatively impact the willingness of donors to donate items to our NPPs (either directly to our NPPs or through OSDs), which would adversely affect the price, quantity and quality of secondhand items we are able to purchase. In addition, these events could cause a temporary reduction in consumer sales or the ability to sell our items or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. These factors could also cause reputational harm, decreased consumer confidence and spending and/or increased volatility in the United States, Canada and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.
Our advertising activity may fail to efficiently drive growth in customers, which could harm our business, results of operations and financial condition.
Our future growth and potential profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs, and we are investing in these activities. Our advertising activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to:
•determine the effective creative message and media mix for advertising, marketing and promotional expenditures;
•select the right markets, media and specific media vehicles in which to advertise;
•identify the most effective and efficient level of spending in each market, media and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, to maintain acceptable customer acquisition costs.
We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth. Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our results of operations.
Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales (or donations made to our NPPs), the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, our brands could suffer and our business, results of operations and financial condition could be harmed.
We may not succeed in promoting and maintaining our reputation, which could harm our business and future growth.
We believe that maintaining our reputation is critical to driving customer and NPP and donor engagement. An important goal of our brand promotion strategy is establishing trust with our customers and NPPs and their donors.
For customers, maintaining our reputation requires that we foster trust through responsive and effective customer service and a broad supply of desirable brands and secondhand items. For NPPs and their donors, maintaining our brands and reputation requires that we foster convenience with service that is convenient, consistent and timely. We must also maintain trust through consistent receiving and payment processes for secondhand items supplied to us. Our payments must also be perceived by our NPPs to be adequate compensation for the items they collect.
If we fail to maintain our reputation with our customers, our revenues could be materially and adversely affected. If we fail to maintain our reputation with our NPPs and their donors, the quantity and quality of goods supplied to us could be materially and adversely affected. As a result, a failure to maintain our reputation could have a material, adverse effect on our business, growth, results of operations and financial condition.
Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy
Compromises of our data security, including cyber-attacks or data breaches, could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.
In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our customers and employees. We also maintain other information, such as financial information, operating statistics and metrics, trade secrets and confidential business information and certain confidential information of third parties, that is sensitive and that we seek to protect.
We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We have been in the past and could be in the future the subject of hacking, phishing attacks, data breaches, ransomware attacks or other attacks. For example, in July 2020, we suffered a ransomware attack that caused the loss of some of our data and caused some temporary operational disruptions. These incidents have allowed, and may in the future continue to allow, hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, NPPs or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We are also affected by the security practices of our third-party service providers, which may be outside of our direct control. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our users’ data may be improperly accessed, used or disclosed, and our business operations may be disrupted. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. In addition, we provide the audit committee of our board of directors regular reports on such breaches or incidents, including the July 2020 incident, and on our efforts to implement more robust security measures. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their visiting of our stores and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition.
Our insurance coverage may not be adequate for data handling or data security liabilities, and that insurance may not continue to be available to us on economically reasonable terms, or at all. An insurer may also deny coverage as to a future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business, results of operations, financial condition and reputation.
In addition, the changes in our work environment as a result of the COVID-19 pandemic could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. Any rapid adoption by us of third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the COVID-19 pandemic as a method for targeting our personnel.
Our use and other processing of personal information and other data is subject to laws and regulations relating to privacy, data protection and information security. Changes in such laws or regulations or any actual or perceived failure by us to comply with such laws and regulations our privacy policies and/or contractual obligations could adversely affect our business, results of operations and financial condition.
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our customers, employees and other individuals. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States, Canada and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (“CPRA”). The CPRA creates additional obligations relating to personal information that took effect on January 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, the CCPA has prompted other states to propose and enact similar laws and regulations relating to privacy. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) which became effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”) which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
We have significant operations in Canada and Australia, and must comply with data privacy laws in both jurisdictions. In Canada, our collection, use, disclosure and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies in all Canadian provinces except, in certain contexts, Alberta, British Columbia and Québec, as well as to the transfer of personal information across provincial or international borders. PIPEDA imposes stringent personal information protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use and disclose personal information, which includes consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but, among other differences, all three additionally apply to our handling of our own employees’ personal data within their respective provinces. We may incur additional costs and expenses related to compliance with these laws. We are also subject to Canada’s anti-spam legislation (“CASL”) which includes rules governing commercial electronic messages, which include marketing emails, text messages and social media messages. Under these rules, we must follow certain standards when sending marketing messages, and, among other requirements, are prohibited from sending them without the recipient’s consent (or there is a statutory exception to the requirement for consent), and can be held liable for violations. In Australia, the Privacy

Act 1988 and the Australian Privacy Principles (“APPs”) regulate the handling of personal information, which is defined in similar terms to the CCPA. The Privacy Act and the APPs set out data protection principles for how personal information should be collected, used, stored and disclosed, and when an entity must provide notice if personal information has been lost or accessed without authorization. The Privacy Act also gives the Australian Information Commissioner the power to conduct investigations, and contains civil penalties for breach. The Privacy Act is currently under review and may be amended to include more stringent requirements, including mandating the destruction or de-identification of personal information in certain circumstances. We may also be subject to the Spam Act 2003 and the Do Not Call Register Act 2006 which regulate the sending of commercial electronic messages and telemarketing activities. To the extent our operations further expand internationally, we may become subject to additional laws and regulations relating to privacy and data protection.
Future requirements, or changes in the interpretation of existing requirements relating to privacy, data protection and information security may, among other requirements, require us to implement privacy and security policies, provide certain types of notices, grant certain rights to individuals, inform individuals of security breaches and, in some cases, obtain individuals’ consent to use personal data for certain purposes. For example, in Canada, major amendments to the privacy law in Quebec are coming into force between September 2022 and September 2024, and a bill for a replacement to PIPEDA has been tabled and is currently working its way through the Canadian federal legislative process. These requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. We cannot yet fully determine the impact that such future requirements may have on our business or operations. Additionally, we are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing, security and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Any failure or perceived failure by us or any third parties with which we do business to comply with these privacy requirements, with our posted privacy policies or with other obligations to which we or such third parties are or may become subject relating to privacy, data protection or information security, may result in investigations or enforcement actions against us by governmental entities, private claims, public statements against us by consumer advocacy groups or others and fines, penalties or other liabilities. For example, California consumers whose information has been subject to a security incident may bring civil suits under the CCPA for statutory damages between $100 and $750 per consumer. In Canada, we may be subject to regulatory investigations, fines or class action suits stemming from violations of PIPEDA, provincial data privacy laws or CASL. Any such action would be expensive to defend, likely would damage our reputation and market position, could result in substantial liability and could adversely affect our business and results of operations.
We may be unable to protect our intellectual property rights.
We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brands, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws and exclusive licenses-in to protect our proprietary technologies and processes, including the automated operations systems and machine learning technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered and common law trademarks “Savers Value Village,” “Savers,” “Value Village,” “Village des Valeurs,” “Unique,” “2nd Ave.,” “GreenDrop,” “Super Savers Club,” “Community Donation Center” and “Thrift Proud” and our logos and taglines. Our trademarks are valuable assets that support our brands and customers’ perception of our services and merchandise. We have registered trademarks in Australia, Canada and the United States. We also hold the rights to the “savers.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our results of operations would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships, partnerships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our automation technologies or technologies related to our operations or services.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay the implementation of our platform, impair the functionality of our platform, delay introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We may be accused of infringing intellectual property or other proprietary rights of third parties.
We have been in the past and may be accused in the future of infringing intellectual property or other proprietary rights of third parties. We are also at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets or otherwise infringed or violated their proprietary rights, such as the right of publicity. For example, although we require our employees to not use the proprietary information or know-how of others in their work for us, we may become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, which could adversely affect our business. In addition, if such claims are valid, we may lose valuable intellectual property rights or personnel, which could harm our business. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our results of operations.
We rely on software, technology and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.
We rely on software, technologies and services sourced or licensed from third parties to operate critical functions of our business, including payment processing services, certain aspects of CPC automation and customer relationship management services. We also use Microsoft services for our business emails, file storage and communications. Our business would be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our business and operations to function with such software or services or develop these components ourselves, which would result in increased costs.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Risks arising from the material weaknesses we have identified in our internal control over financial reporting and any failure to remediate these material weaknesses.
As a public company, we are required to maintain internal control over financial reporting in accordance with applicable rules and guidance and to report any material weaknesses in such internal control over financial reporting. Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In preparation for our IPO, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constitute a material weakness related to (i) the sufficiency of technical accounting and SEC reporting expertise within our accounting and financial reporting function, (ii) the establishment and documentation of clearly defined roles within our finance and accounting functions and (iii) our ability to evidence the design and implementation of effective information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of our financial statements.
If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We may not be able to remediate the identified material weaknesses, and additional material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Our failure to implement and maintain effective internal control over financial reporting, to remedy identified material weaknesses or significant deficiencies or to implement required new or improved controls could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to timely meet our financial and other reporting obligations.
We may be unable to maintain an effective system of disclosure controls and procedures or internal control over financial reporting and produce timely and accurate financial statements or comply with applicable regulations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, and, the rules and regulations and the listing standards of the NYSE.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
In addition to the material weaknesses in our internal control over financial reporting that we have identified, we may discover weaknesses in our disclosure controls and procedures and internal control over financial reporting in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our Form 10-K that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could cause delays in our ability to comply with public company reporting requirements (including under the Exchange Act or stock exchange rules) and could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

We will incur increased expenses associated with being a public company.
As a public company, we have and will continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that the requirements of operating as a public company will increase our legal and financial compliance and investor relations costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will also need to establish an internal investor relations function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of those costs.
Public company reporting and disclosure obligations and a broader shareholder base as a result of our status as a public company may expose us to a greater risk of claims by shareholders, and we may experience threatened or actual litigation from time to time. If claims asserted in such litigation are successful, our business and operating results could be adversely affected, and, even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.
Changes in Canadian, Australian or U.S. national or local regulations, including those relating to the sale of secondhand items and advertising practices, or our actual or alleged failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, environmental protection, waste management, sustainability, data security, network and information systems security, data protection and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our merchandise, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, if we were to further expand internationally, we could be subject to additional regulation.
The resale of secondhand items is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the U.S. Federal Trade Commission (the “FTC”), the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from jurisdiction to jurisdiction and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous NPPs and their donors located in approximately 27 U.S. states, and the items we receive from our NPPs and their donors may contain materials such as ivory, fur, snakeskin and other exotic animal product components, that are subject to regulation in the United States and overseas. In Canada, we follow the Wild Animal and Plant Protection and Regulation of International and Interprovincial Trade Act, which, among other things, restricts the sale of ivory and other protected species. In Australia, we are prohibited from trading in certain animal products because Australia is a signatory to the Convention on International Trade in Endangered Species of Wild Fauna and Flora. Failure of our employees to identify prohibited items and remove them from the sale process could lead to violations of regulations or other claims against us, resulting in increased legal expenses and costs. Moreover, in connection with our marketing and advertisement practices, we have been in the past, are currently and may in the future be, the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Failure by us to prevail on existing claims relating to false or deceptive advertising, effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brands, adversely impact our relationships with our NPPs and subject us to penalties and fines.
Numerous jurisdictions, including the States of California and New York, Canada and Australia, have regulations regarding the handling of secondhand items and licensing requirements of secondhand dealers. In Canada, we follow the Canada Consumer Product Safety Act Health Canada’s “Industry Guide to Second-Hand Products (Including Children’s Products)”, which guides businesses selling secondhand products ensure all appropriate steps are taken to ensure consumer product safety, including with regard to product recalls. In Australia, product safety regulation is a shared responsibility between the Australian Competition and Consumer Commission and the product regulators in each of the Australian States and Territories. In Australia, all consumer products, regardless of whether they are secondhand or new, must be safe and meet the consumer guarantees under the Australian Consumer Law which include that products are of acceptable quality, match their description and are fit for purpose, and that any express warranties will be met. We must ensure that we meet mandatory reporting requirements if there is a risk that a product is not safe, and that we do not sell banned or recalled products. In addition, some products such as aquatic toys and certain goods designed for use by babies and children are regulated by mandatory product safety standards. There are serious penalties for selling non-compliant products. We must also be registered with the regulatory bodies in each of the Australian States and Territories to sell secondhand goods. Such government regulations could require us to change the way we conduct business in the applicable jurisdictions, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. These regulations could result in increased costs or reduced revenue. We could also be subject to fines or other penalties that could harm our business.
Additionally, supplied secondhand items could be subject to recalls and other remedial actions and product safety, labeling and licensing concerns may require us to voluntarily remove certain secondhand items from our stores. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have an adverse effect on our results of operations. Some of the secondhand items sold at our stores may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all.
Our failure to address risks associated with payment methods, credit card fraud and other consumer fraud, or our failure to control any such fraud, could damage our reputation and brands and could harm our business, results of operations and financial condition.
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a customer did not authorize a purchase. In addition, as part of the payment processing process, our customers’ credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information if the security of our third-party credit card payment processors are breached.
We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. Further, we could violate or be alleged to have violated applicable laws, regulations, contractual obligations or other obligations, including those regulating to privacy, data protection and data security as outlined above, and including harm to our reputation and market position. Any of these could have an adverse impact on our business, results of operations, financial condition and prospects. Our failure to adequately prevent fraudulent transactions could damage our reputation and market position, result in claims, litigation or regulatory investigations and proceedings or lead to expenses that could harm our business, results of operations and financial condition.

We and our directors and executive officers may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations and financial condition.
In the ordinary course of business, we have in the past and may in the future be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, consumer protection, regulatory, antitrust, alleged securities law violations or other investor claims, claims that our employees have wrongfully disclosed or we have wrongfully used proprietary information of our employees’ former employers and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.
Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, our amended and restated bylaws and indemnification agreements that we entered into with our directors and executive officers provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed.
As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, results of operations and financial condition.
Subjective estimates and judgments used by management in the preparation of our financial statements, including estimates and judgments that may be required by new or changed accounting standards, may impact our financial condition and results of operations.
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Due to the inherent uncertainty in making estimates, results reported in future periods may be affected by changes in estimates reflected in our financial statements for earlier periods. Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. From time to time, there may be changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retrospectively. If the estimates and judgments we use in preparing our financial statements are subsequently found to be incorrect or if we are required to restate prior financial statements, our financial condition or results of operations could be significantly affected.
Tax legislation could adversely affect our business, financial condition and results of operations.
The Tax Cuts and Jobs Act, (the “Tax Act”), among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of “adjusted earnings” (roughly defined as earnings before interest, taxes, depreciation and amortization in the case of taxable years beginning before January 1, 2022 and earnings before interest and taxes thereafter), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The most significant impacts of the Tax Act on our financial results to date have included lowering of the U.S. federal corporate income tax rate and remeasurement of our net deferred tax liabilities. We continue to examine the impact that the Tax Act may have on our business in the longer term. The U.S. government may enact significant new changes to the taxation of business entities, including, among others, an increase in the U.S. taxation of international business operations. Accordingly, the impact of the Tax Act and any future tax legislation on us is uncertain.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of December 31, 2022 and January 1, 2022, we did not have U.S. federal net operating loss carryforwards and had $24.6 million and $50.8 million, respectively, of U.S. state net operating loss carryforwards. These net operating loss carryforwards expire between 2024 and 2041. As of December 31, 2022, we had no federal foreign tax credit, no federal R&D credits and $3.2 million of other federal credits that will expire between 2039 and 2042. As of January 1, 2022, we had a federal foreign tax credit of $2.5 million, which will expire in 2026, federal R&D credits of $1.0 million, which will expire between 2039 and 2041, and other federal credits of $5.3 million, which will expire between 2031 and 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities.
Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its postchange income or taxes may be limited. We have experienced such ownership changes in the past, and may experience such ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.
We are subject to various anti-corruption laws and regulations and laws and regulations relating to export controls and economic sanctions. Violations of these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments of cash (or anything else of value) to government officials and other persons in order to obtain or retain business. Our business operations also must be conducted in compliance with applicable export control and economic sanctions laws and regulations, including rules administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant authorities.
We strive to conduct our business activities in compliance with relevant anti-corruption and trade control laws and regulations, and we are not aware of issues of historical noncompliance. However, full compliance cannot be guaranteed. Further expansion of our retail or wholesale footprint outside the United States would likely increase our future legal exposure. Violations of anti-corruption or trade control laws and regulations, or even allegations of such violations, could result in civil or criminal penalties, as well as disrupt our business, operations, financial condition and results of operations. Further, changes to the applicable laws and regulations, and/or significant business growth, may result in the need for increased compliance-related resources and costs.

Risks Relating to Our Indebtedness and Liquidity
Our indebtedness could materially adversely affect our financial condition.
We have a significant amount of indebtedness. As of July 1, 2023, our total indebtedness was $1.13 billion, including $582.2 million aggregate principal amount outstanding under our Senior Secured Credit Facilities and $550.0 million aggregate principal amount of Notes under the indenture dated as of February 6, 2023, by and among Evergreen AcqCo 1 LP, TVI, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Indenture”). Under the Senior Secured Credit Facilities, we have the Term Loan Facility and the Revolving Credit Facility. As of July 1, 2023, advances on the Revolving Credit facility were $5.0 million, there were $1.2 million of letters of credit outstanding and $68.8 million was available to borrow.
Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
•making it more difficult for us to satisfy our obligations with respect to our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring us to dedicate a substantial portion of our cash flows to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the Senior Secured Credit Facilities and the Indenture contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities.”
The Term Loan Facility and the Notes will mature on April 26, 2028. The Revolving Credit Facility will mature on April 26, 2026. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.
We may not be able to generate sufficient cash to service all of our indebtedness or repay such indebtedness when due and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors, some of which are beyond our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Secured Credit Facilities and the Indenture restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our financial condition and results of operations.
If we cannot make scheduled payments on our debt, we will be in default, and the lenders under the Senior Secured Credit Facilities could terminate their commitments to loan money, the lenders and the holders of the Notes could foreclose against the assets securing their debt, and we could be forced into bankruptcy or liquidation. Any of these events could result in you losing all or a portion of your investment in the common stock.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Secured Credit Facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of July 1, 2023, advances on the Revolving Credit facility were $5.0 million, there were $1.2 million of letters of credit outstanding and $68.8 million was available to borrow. The Senior Secured Credit Facilities provides for additional uncommitted incremental loans of up to the greater of $136 million and 100% of EBITDA for the most recent four fiscal quarters, plus certain other amounts, with additional incremental loans available if certain leverage ratios are maintained. Of the incremental loans, $15.0 million was permitted to be (and was utilized as) incremental commitments under the Revolving Credit Facility. All of those borrowings would be secured by first-priority liens on our property.
The terms of the Senior Secured Credit Facilities and the Indenture restrict our current and future operations, including our ability to respond to changes or to take certain actions.
The Senior Secured Credit Facilities and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities.” The restrictive covenants under the Senior Secured Credit Facilities include restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•prepay, redeem or repurchase junior debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets or property, except in certain circumstances;
•create or incur liens;
•enter into transactions with affiliates;
•modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions, consolidations and other business combinations.

As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy.
A breach of the covenants or restrictions under the Senior Secured Credit Facilities or the Indenture could result in a default or an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Secured Credit Facilities would permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable under the Senior Secured Credit Facilities and the Notes, the lenders under the Senior Secured Credit Facilities and the holders of the Notes could proceed against the collateral granted to them to secure that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.
We rely on available borrowings under the Revolving Credit Facility for liquidity, and the availability of credit under the Revolving Credit Facility may be subject to significant fluctuation.
In addition to cash we generate from our business, our principal existing source of liquidity is borrowings available under the Revolving Credit Facility. As of July 1, 2023, advances on the Revolving Credit facility were $5.0 million, there were $1.2 million of letters of credit outstanding and $68.8 million was available to borrow. On July 3, 2023, the Company repaid the $5.0 million advance under its Revolving Credit Facility. The inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
We are subject to risks associated with our indebtedness and debt service, including risks related to changes in interest rates.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed has remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Based on amounts outstanding as of on July 1, 2023, each 100 basis point change in interest rates would result in a $5.8 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” We enter into interest rate swaps that hedge against changes in interest rates under the Senior Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments or other instruments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps or other instruments we enter into may not fully mitigate our interest rate risk.
A lowering or withdrawal of the ratings assigned to our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
Our cash could be adversely affected if the financial institutions in which we hold our cash fail.
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

Risks Relating to Ownership of Our Common Stock
The stock price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenues or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•additional shares of common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods end;
•announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;
•loss of relationships with significant suppliers or customers;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•difficulties in integrating any new acquisitions we may make;
•loss of services from members of management or employees or difficulty in recruiting additional employees;
•worsening of economic conditions in the United States or Canada and reduction in demand for our products;
•price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, if instituted against us, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
Future sales of our common stock and other actions by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees, who have or obtain equity, sell or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.
In connection with our IPO, we and all of our stockholders entered into agreements with the underwriters under which we and they have agreed, subject to certain exceptions, not to dispose of any shares of common stock, any options or warrants to purchase any shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of common stock until 180 days after June 28, 2023. In addition, option grants under our 2019 Management Incentive Plan are subject to a 6-month lockup agreement from the date of the closing of our IPO.
When the lock up period in these agreements expires, we and our stockholders will be able to sell shares in the public market. In addition, J.P. Morgan Securities LLC and Jefferies LLC may release all or some portion of the shares subject to the lock up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon the expiration or early release of the securities subject to the lock up agreements could cause the price of our common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, the Ares Funds have demand and “piggy-back” registration rights with respect to our common stock that they retain following our IPO.
We currently do not intend to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.
We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on or to repurchase or redeem, shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you pay. We cannot be sure that we will pay dividends in the future or continue to pay dividends if we do commence paying dividends.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations or any financial guidance we may provide, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation regarding our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more analysts who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
In addition, if we do not meet any financial guidance that we may provide to the public or if we do not meet expectations of securities analysts or investors, the trading price of our common stock could decline significantly. Our operating results may fluctuate significantly from period to period as a result of changes in a variety of factors affecting us or our industry, many of which are difficult to predict. As a result, we may experience challenges in forecasting our operating results for future periods.
Future issuances of our common stock could result in significant dilution to our stockholders, dilute the voting power of our common stock and depress the market price of our common stock.
Future issuances of our common stock could result in dilution to existing holders of our common stock. Such issuances, or the perception that such issuances may occur, could depress the market price of our common stock. We may issue additional equity securities from time to time, including equity securities that could have rights senior to those of our common stock. As a result, holders of shares of common stock bear the risk that future issuances of equity securities may reduce the value of their shares and dilute their ownership interests. Also, to the extent outstanding stock-based awards are issued or become vested, there will be further dilution to the holders of our common stock.

Risks Relating to Our Organizational Structure
Our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash distributions and other transfers from our direct and indirect subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.
The continuing control of our company, including the right to designate individuals to be included in the slate of nominees for election to our board of directors, by the Ares Funds, whose interests may conflict with our interests and those of other stockholders. As such, the Ares Funds may be able to influence or control our affairs and policies.
The Ares Funds beneficially own 83.9% of our common stock. Pursuant to the Stockholders Agreement between the Ares Funds and the Company, dated as of July 3, 2023, the Ares Funds will have the right to designate a number of individuals to be included in the slate of nominees for election to our board of directors equal to the greater of up to seven directors and the number of directors comprising a majority of our board of directors for so long as the Ares Funds own 40% or more of the outstanding shares of our common stock. The Stockholders Agreement provides that the Ares Funds will be able to nominate a specified number of directors to our board based on its beneficial ownership of our common stock.
Because our board of directors is divided into three staggered classes, the Ares Funds may be able to influence or control our affairs and policies even after they cease to own a majority of our outstanding common stock during the period in which the Ares Funds’ nominees finish their terms as members of our board, but in any event no longer than would be permitted under applicable law and the NYSE listing requirements. Therefore, for so long as the Ares Funds continue to own 40% or more of our common stock, individuals affiliated with the Ares Funds will have the power to elect a majority of our directors and will have effective control over the outcome of votes on all matters requiring approval by our board of directors or our stockholders regardless of whether other stockholders believe such matter is in our best interests.
In addition, the Stockholders Agreement provides that, for so long as the Ares Funds own at least 30% of the outstanding shares of our common stock, certain significant corporate actions will require the prior written consent of the Ares Funds, subject to certain exceptions.
These actions include, subject to certain exceptions:
•merging or consolidating with or into any other entity, or transferring all or substantially all of our assets, taken as a whole, to another entity, or undertaking any transaction that would constitute a “Change of Control” as defined in our debt agreements;
•acquiring or disposing of assets, in a single transaction or a series of related transactions, or entering into joint ventures, in each case with a value in excess of $50.0 million;
•incurring indebtedness in a single transaction or a series of related transactions in an aggregate principal amount in excess of $100.0 million;
•issuing our or our subsidiaries’ equity other than pursuant to an equity compensation plan approved by our stockholders or a majority of the directors designated by the Ares Funds;
•appointing and removing our chief executive officer;
•entering into any transactions, agreements, arrangements or payments with any other person who owns greater than or equal to 10% of our common stock then outstanding that are material or involve aggregate payments or receipts in excess of $500,000;
•amending, modifying or waiving any provision of our organizational documents in a manner that adversely affects the Ares Funds;

•commencing any liquidation, dissolution or voluntary bankruptcy, administration, recapitalization or reorganization;
•increasing or decreasing the size of our board of directors; and
•entering into of any agreement to do any of the foregoing.
The interests of Ares, its affiliates and managed accounts could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Ares Funds could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Ares, its affiliates and managed accounts are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 40%, Ares will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
Our status as a “Controlled Company” within the meaning of the NYSE rules, and our exemption from certain corporate governance requirements.
Following our IPO, funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares continued to control a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the nominating, corporate governance and sustainability committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We intend to utilize these exemptions as long as we remain a controlled company. As a result, we will not have a majority of independent directors and our nominating, corporate governance and sustainability committee and compensation committee will not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Pursuant to Rule 10C-1 under the Exchange Act, the NYSE has adopted amendments to its listing standards that require, among other things, that:
•compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;
•compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and
•compensation committees be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.
As a “controlled company,” we will not be subject to these compensation committee independence requirements.
Certain provisions in our certificate of incorporation and our bylaws that may delay or prevent a change of control.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:
•establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors), except in the case of the vacancy of an Ares Funds-designated director (in which case the Ares Funds will be able to fill the vacancy);
•establish limitations on the removal of directors;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•provide that stockholders may not act by written consent following the time when the Ares Funds cease to beneficially own at least a majority of the shares of our outstanding common stock, which time we refer to as the Trigger Date, which would require stockholder action to be taken at an annual or special meeting of our stockholders;
•prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
Section 203 of the Delaware General Corporation Law, or the DGCL, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL. However, our certificate of incorporation contains a provision that is of similar effect, except that it exempts from its scope the Ares Funds, any of their affiliates and certain of their respective direct or indirect transferees.
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for a wide range of disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the exclusive-forum provisions in our certificate of incorporation.
The exclusive-forum provisions also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive-forum provision. However, there is substantial uncertainty as to whether a court would enforce the exclusive-forum provisions relating to causes of action arising under the Securities Act. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find any of the exclusive-forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our certificate of incorporation, neither the Ares Funds nor any of their affiliates or their respective portfolio companies or affiliated funds, nor any of their respective officers, directors, employees, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner or affiliate of the Ares Funds or their affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to the Ares Funds or their affiliates, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to the Ares Funds or their affiliates. For example, a director of our company who also serves as an officer, director, employee, agent, stockholder, member, partner or affiliate of the Ares Funds or their affiliates, or any of their respective portfolio companies or affiliated funds may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by an Ares Fund to itself or their affiliates or their respective portfolio companies or affiliated funds instead of to us.
General Risks
We depend on our executive officers and other key technical, operational and sales employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key technical, operational and sales employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other executive officers or key technical, operational and sales employees could harm our business.
Volatility or lack of appreciation in the stock price of our common stock may also affect our ability to attract and retain our executive officers and key technical, operational and sales employees. Many of our senior personnel and other key technical, operational and sales employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity and diversity that we believe we need to support our continued growth.
Use of social media, emails and text messages may adversely impact our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers or others. Information concerning us, our customers and the brands available at our stores, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brands, reputation or business. Any such harm may be immediate without affording us an opportunity for redress or correction and could have an adverse effect on our reputation, business, results of operations, financial condition and prospects.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. For example, in March 2022, the SEC issued a proposed rule requiring public companies to disclose information regarding their climate-related risks in their annual filings and registration statements. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that being a public company and being subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
The registration statement related to our IPO was declared effective on June 28, 2023, and our         common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. Net proceeds to the Company from the IPO were $305.7 million after deducting underwriting discounts and commissions of $22.8 million and unpaid offering expenses of approximately $9.0 million.
Certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (the “selling stockholders”) sold 6.9 million shares, including 3.3 million shares pursuant to the exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from sales made by the selling stockholders.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of Savers Value Village, Inc.
3.2**	Amended and Restated Bylaws of Savers Value Village, Inc.
4.1*	Amended of Restated Stockholders Agreement, by and among the Registrant and the other parties named therein.
4.2**	Registration Rights Agreement, by and among the Registrant and the other parties named therein.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2023, formatted in Inline XBRL (included within Exhibit 101).
____________
*    Filed herewith.
**    Incorporated by reference to the same titled exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2023	By:	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer and Treasurer (Principal Financial Officer)