Form 10-Q
period 2023-09-30
Savers Value Village, Inc.
filed 2023-11-13
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 160,452,633 shares of common stock as of November 6, 2023.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$125,307	$112,132
Trade receivables, net of allowance for doubtful accounts of $319 and $316	11,955	14,092
Inventories	36,007	21,822
Prepaid expenses and other current assets	25,021	35,647
Derivative asset – current	10,006	8,625
Total current assets	208,296	192,318
Property and equipment, net	218,150	190,518
Right-of-use lease assets	482,648	437,843
Goodwill	680,798	681,447
Intangible assets, net	167,236	170,651
Derivative asset – non-current	31,216	31,077
Other assets	3,251	3,961
Total assets	$1,791,595	$1,707,815
Current liabilities:
Accounts payable and accrued liabilities	$80,650	$80,748
Accrued payroll and related taxes	56,368	62,046
Lease liabilities – current	80,284	79,838
Current portion of long-term debt and short-term borrowings	6,000	50,250
Total current liabilities	223,302	272,882
Long-term debt, net	783,295	783,347
Lease liabilities – non-current	398,231	349,194
Deferred tax liabilities, net	59,278	63,141
Other liabilities	14,347	11,916
Total liabilities	1,478,453	1,480,480
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 and zero shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 and 1,000,000 shares authorized; 160,453 and 141,590 shares issued and outstanding	—	—
Additional paid-in capital	571,475	226,327
Accumulated deficit	(291,413)	(38,443)
Accumulated other comprehensive income	33,080	39,451
Total stockholders’ equity	313,142	227,335
Total liabilities and stockholders’ equity	$1,791,595	$1,707,815
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$392,698	$378,292	$1,117,484	$1,070,427
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	158,252	152,623	458,950	443,372
Salaries, wages and benefits	116,114	68,107	276,088	199,643
Selling, general and administrative	82,076	78,465	232,380	227,236
Depreciation and amortization	15,911	13,418	45,088	40,110
Total operating expenses	372,353	312,613	1,012,506	910,361
Operating income	20,345	65,679	104,978	160,066
Other (expense) income:
Interest expense, net	(18,708)	(16,454)	(70,912)	(45,855)
(Loss) gain on foreign currency, net	(195)	(18,371)	5,587	(26,639)
Other (expense) income, net	(45)	154	173	209
Loss on extinguishment of debt	(10,615)	—	(16,626)	(1,023)
Other expense, net	(29,563)	(34,671)	(81,778)	(73,308)
(Loss) income before income taxes	(9,218)	31,008	23,200	86,758
Income tax expense	6,394	15,511	13,957	28,472
Net (loss) income	(15,612)	15,497	9,243	58,286
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,508)	7,052	(3,456)	9,368
Cash flow hedges	(1,307)	7,620	(2,915)	19,453
Other comprehensive (loss) income	(2,815)	14,672	(6,371)	28,821
Comprehensive (loss) income	$(18,427)	$30,169	$2,872	$87,107
Net (loss) income per share, basic	$(0.10)	$0.11	$0.06	$0.41
Net (loss) income per share, diluted	$(0.10)	$0.11	$0.06	$0.40
Basic weighted average shares outstanding	160,247	141,551	147,885	141,551
Diluted weighted average shares outstanding	160,247	146,124	153,134	146,124
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at July 1, 2023	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)
Stock-based compensation expense	—	—	49,113			49,113
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	18,750	—	295,027	—	—	295,027
Comprehensive loss	—	—	—	(15,612)	(2,815)	(18,427)
Balance at September 30, 2023	160,453	$—	$571,475	$(291,413)	$33,080	$313,142

Balance at July 2, 2022	141,545	$—	$224,666	$(10,919)	$28,613	$242,360
Stock-based compensation expense	—	—	799	—	—	799
Stock issued under stock incentive plan, net	45	—	—	—	—	—
Comprehensive income	—	—	—	15,497	14,672	30,169
Balance at October 1, 2022	141,590	$—	$225,465	$4,578	$43,285	$273,328
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except per share amounts, unaudited)

	Thirty-Nine Weeks Ended
	Common A units		Common B units		Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	—	$—	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Stock-based compensation expense	—	—	—	—	—	—	50,970	—	—	50,970
Stock issued under stock compensation incentive plans, net	—	—	—	—	158	—	(150)	—	—	(150)
Repurchase of common stock	—	—	—	—	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	—	—	—	—	(262,213)	—	(262,213)
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	—	—	—	—	18,750	—	295,027	—	—	295,027
Comprehensive income (loss)	—	—	—	—	—	—	—	9,243	(6,371)	2,872
Balance at September 30, 2023	—	$—	—	$—	160,453	$—	$571,475	$(291,413)	$33,080	$313,142

Balance at January 1, 2022	141,545	$223,379	—	$1,297	—	$—	$—	$(53,708)	$14,464	$185,432
Corporate conversion of common units to common stock	(141,545)	(223,379)	—	(1,297)	141,545	—	224,676	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,081	—	—	1,081
Stock issued under stock incentive plan, net	—	—	—	—	45	—	(292)	—	—	(292)

Comprehensive income	—	—	—	—	—	—	—	58,286	28,821	87,107
Balance at October 1, 2022	—	$—	—	$—	141,590	$—	$225,465	$4,578	$43,285	$273,328
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$9,243	$58,286
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	50,970	1,081
Amortization of debt issuance costs and debt discount	4,631	2,974
Depreciation and amortization	45,088	40,110
Operating lease expense	89,204	86,109
Deferred income taxes, net	(3,725)	14,001
Loss on extinguishment of debt	16,626	1,023
Other items	(12,714)	34,890
Changes in operating assets and liabilities:
Trade receivables	341	(9,222)
Inventories	(14,227)	(6,002)
Prepaid expenses and other current assets	3,675	(10,020)
Accounts payable and accrued liabilities	2,456	4,780
Accrued payroll and related taxes	(5,519)	(17,026)
Operating lease liabilities	(84,081)	(82,876)
Other liabilities	2,434	(475)
Net cash provided by operating activities	104,402	117,633
Cash flows from investing activities:
Purchases of property and equipment	(74,579)	(80,624)
Purchase of trade name	(650)	—
Settlement of derivative instruments, net	(199)	(774)
Net cash used in investing activities	(75,428)	(81,398)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	529,247	—
Principal payments on long-term debt	(546,431)	(8,929)
Payment of debt issuance costs	(4,359)	(161)
Prepayment premium on extinguishment of debt	(1,650)	(1,023)
Advances on revolving line of credit	42,000	53,000
Repayments of revolving line of credit	(84,000)	(53,000)
Dividends paid	(262,235)	—
Proceeds from initial public offering, net of underwriting fees	314,719	—
Payment of offering costs	(8,766)	—
Repurchase of shares and shares withheld to cover taxes	(849)	(292)
Settlement of derivative instrument, net	6,213	(1,057)
Net cash used in financing activities	(16,111)	(11,462)
Effect of exchange rate changes on cash and cash equivalents	312	(6,774)
Net change in cash and cash equivalents	13,175	17,999
Cash and cash equivalents at beginning of period	112,132	97,915
Cash and cash equivalents at end of period	$125,307	$115,914
Supplemental disclosures of cash flow information:
Interest paid on debt	$70,225	$42,715
Income taxes paid, net	$10,032	$24,839
Supplemental disclosure of noncash investing activities:
Noncash capital expenditures	$1,810	$4,722
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 31, 2022, and related notes as disclosed in our prospectus filed with the Securities and Exchange Commission in accordance with Rule 424(b) under the Securities Act on June 30, 2023 in connection with our initial public offering (“IPO”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
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
Reverse stock split
On May 26, 2023, in anticipation of the IPO, the Company effectuated a reverse stock split of its then-outstanding common stock, in which each share of pre-split common stock became 0.713506461319705 of a share of post-reverse split common stock (the “Reverse Stock Split”) and corresponding adjustments were made to the Company’s outstanding equity awards. All references to units, per unit, shares and per share amounts for all periods presented in these unaudited interim condensed consolidated financial statements have been retrospectively restated to give effect to the Reverse Stock Split.
Authorized shares
In connection with the Company’s IPO, the Company filed an amended and restated certificate of incorporation (the “A&R Charter”) on June 29, 2023, authorizing 800.0 million shares of common stock, par value $0.000001 per share, and 100.0 million shares of preferred stock, par value $0.000001 per share. The Company also amended and restated its bylaws, effective as of June 28, 2023.
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
Initial Public Offering
The registration statement related to our IPO was declared effective on June 28, 2023, and our common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. Net proceeds to the Company from the IPO were $295.0 million after deducting underwriting discounts and commissions of $22.8 million and offering expenses of $19.7 million, of which $1.1 million had not been paid as of September 30, 2023.
Certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (the “selling stockholders”) sold 6.9 million shares, including 3.3 million shares pursuant to the exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from sales made by the selling stockholders.
Emerging growth company status
Upon completion of our IPO on July 3, 2023, the Company ceased to be an emerging growth company (“EGC”) under the Jumpstart Our Business Startups (“JOBS”) Act. The previous EGC status allowed the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and compliance exemptions from new or revised financial accounting standards until those standards would otherwise apply to private companies.
In anticipation of losing EGC status, the Company has prepared for the auditor attestation requirements pursuant to Section 404 of the Sarbanes-Oxley Act and the Company is currently in compliance with new or revised standards required for non-emerging growth companies. Accordingly, the loss of EGC status will not have a significant impact on the Company.
Note 2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022.
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on available information and on various other assumptions that are believed to be reasonable under the circumstances. Certain items subject to such estimates and assumptions include, but are not limited to, the valuation of intangibles, the valuation of goodwill and income taxes. Actual results could vary from those estimates under different assumptions or conditions.
Revenue recognition
The following table disaggregates our revenue by retail and wholesale during each of the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Retail sales	$373,982	$358,535	$1,061,831	$1,015,682
Wholesale sales	18,716	19,757	55,653	54,745
Total net sales	$392,698	$378,292	$1,117,484	$1,070,427

Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that replaces the incurred loss model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this guidance, and subsequent amendments to this guidance, as of January 1, 2023. The change to an expected credit loss model did not have a material effect on the Company’s unaudited interim condensed consolidated financial statements.
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
In accordance with the fallback provisions of our interest rate swap contracts and the discontinuation of LIBOR after June 30, 2023, the reference rate for our interest rate swaps transitioned from LIBOR to Fallback Rate (SOFR) with effect from July 1, 2023. The Company elected to apply the optional expedients under Topic 848 to this change in reference rate and therefore the modified instruments will be accounted for and presented in the same manner as the instruments existing before the modification. This change from LIBOR to Fallback Rate (SOFR) for our interest rate swaps did not have a material impact on the Company’s consolidated financial statements.
Note 3. Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Furniture, fixtures and equipment	$281,699	$230,694
Leasehold improvements	106,153	88,739
Total property and equipment	387,852	319,433
Less: accumulated depreciation	169,702	128,915
Total property and equipment, net	$218,150	$190,518
Depreciation expense for the thirteen weeks ended September 30, 2023 and October 1, 2022, was $14.6 million and $12.2 million, respectively; and $41.2 million and $36.1 million for the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively.

Note 4. Indebtedness
Debt consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Senior Secured Notes	$495,000	$—
Term Loan Facility	323,256	814,687
Advances on Revolving Credit Facility	—	42,000
Total face value of debt	818,256	856,687
Less: current portion of long-term debt and short-term borrowings	6,000	50,250
Less: unamortized debt issuance costs and debt discount	28,961	23,090
Long-term debt, net	$783,295	$783,347
On February 6, 2023, the Company issued $550.0 million of Senior Secured Notes (the “Notes”) at a discount of 2.014%. In connection with the issuance of the Notes, the Company repaid $233.4 million of outstanding borrowings under the Term Loan Facility resulting in a loss on extinguishment of debt of $6.0 million. The Company did not incur a penalty on the repayment. In addition to repaying $233.4 million of outstanding borrowings with the proceeds of the Notes issuance, the Company also paid a $262.2 million dividend and a $23.6 million one-time bonus to certain employees and directors participating in our management equity incentive plan who were unable to participate in the dividend.
On July 3, 2023 and July 5, 2023, respectively, the Company used the net proceeds from its IPO together with cash on its balance sheet to redeem $55.0 million aggregate principal amount of Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility. In addition to paying accrued interest on these borrowings, the Company also paid a premium of 3%, or $1.7 million, on the partial redemption of the Notes. These transactions resulted in a loss on extinguishment of debt of $10.6 million.
The Notes bear interest at a fixed rate of 9.75%. Interest began accruing on the date of issuance and the first scheduled interest payment was made on August 15, 2023, with interest due every February 15 and August 15 thereafter through maturity. The Notes are due in full at maturity in April 2028, coterminous with the Term Loan Facility. The Company’s principal subsidiaries in the U.S. are issuers of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by most of the Company’s U.S. and Canadian subsidiaries (other than the issuers). The Notes rank pari passu with the Term Loan Facility in right of payment and are subordinated to our existing super-priority Revolving Credit Facility in right of payment.
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
On or after February 15, 2025, we may redeem the Notes in whole or in part at the redemption prices set forth below, plus accrued and unpaid interest:

For the period	Redemption Price
February 15, 2025 through February 14, 2026	104.875%
February 15, 2026 through February 14, 2027	102.438%
On or after February 15, 2027	100.000%
If a change in control occurs, we would be required to repurchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest.
The indenture, pursuant to which the Notes were issued, contains customary covenants limiting our ability to take certain actions, as well as a number of important exceptions. Certain covenants may be suspended in the event the Notes are assigned an investment grade rating from two of three rating agencies.

On June 28, 2023, concurrent with the registration statement being declared effective for the Company’s IPO, applicable interest rates under the Senior Secured Credit Facilities were reduced by 0.25% per annum. The Company’s Senior Secured Credit Facilities are comprised of the Term Loan Facility and the Revolving Credit Facility.
As of September 30, 2023, there were no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $73.8 million was available to borrow.
Note 5. Fair Value Measurements
The Company utilizes fair value measurements for its financial assets, financial liabilities and nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$14,964	$—	$14,964
Cross currency swaps	—	26,154	—	26,154
Forward contracts	—	104	—	104
Total	$—	$41,222	$—	$41,222
Liabilities:
Cross currency swaps	$—	$39	$—	$39
Total	$—	$39	$—	$39
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2022:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,472	$—	$16,472
Cross currency swaps	—	22,993	—	22,993
Forward contracts	—	237	—	237
Total	$—	$39,702	$—	$39,702
Liabilities:
Cross currency swaps	$—	$66	$—	$66
Forward contracts	—	14	—	14
Total	$—	$80	$—	$80

Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent pricing services and the Company obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.
As of September 30, 2023, the fair value of the Notes, based on Level 1 inputs, was $509.6 million. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at September 30, 2023 and December 31, 2022.
Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to minimize risk from changes in interest and foreign currency exchange rates through the use of derivative financial instruments. Derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate risk, specifically U.S. Dollar (“USD”) – Canadian Dollar (“CAD”) cross currency swaps and forward sales of CAD. These instruments lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of September 30, 2023 and December 31, 2022, cross currency swaps with notional amounts of $275.0 million were outstanding. Additionally, as of September 30, 2023 and December 31, 2022, the Company’s forward contracts had USD equivalent gross notional amounts of $53.9 million and $42.1 million, respectively.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable spread. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.
The Company has agreements with each of its derivative counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on its indebtedness.
At September 30, 2023 and December 31, 2022, interest rate swaps with notional amounts of $275.0 million were outstanding.

The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts were as follows:

(in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$104	$237
Cross currency swaps	Derivative asset – current	22	6
Cross currency swaps	Derivative asset – non-current	26,132	22,987
Total derivatives in an asset position		$26,258	$23,230
Forward contracts	Accounts payable and accrued liabilities	$—	$14
Cross currency swaps	Accounts payable and accrued liabilities	39	66
Total derivatives in a liability position		$39	$80
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$9,880	$8,382
Interest rate swaps	Derivative asset – non-current	5,084	8,090
Total derivatives in an asset position		$14,964	$16,472
Total deferred gain	Accumulated other comprehensive income	$18,099	$21,014
The impact of derivative financial instruments on the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gain (loss) on forward contracts recognized in (loss) gain on foreign currency, net	$555	$871	$(134)	$1,041
Gain on cross currency swaps recognized in (loss) gain on foreign currency, net	$6,933	$12,426	$3,003	$13,340
Gain on interest rate swaps recognized in interest expense, net	$2,961	$795	$8,084	$378
The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income, net of tax:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amount of gain recognized in other comprehensive (loss) income	$1,655	$8,415	$5,170	$19,867
Amount of gain reclassified from accumulated other comprehensive income into net (loss) income	$2,962	$795	$8,085	$414
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense. Within the next 12 months, the Company estimates that an additional $11.8 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense.

Note 7. Segment Information
The Company has two reportable segments: U.S. Retail and Canada Retail. In addition to its two reportable segments, the Company has retail stores in Australia and wholesale operations, both of which are classified within Other.
The Company evaluates the performance of its segments based on Segment Profit, which it defines as operating income, exclusive of corporate overhead and allocations, asset impairments as applicable, and certain separately disclosed unusual or infrequent items. Segment Profit, as defined herein, may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of Operating income, Net (loss) income, or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.
Our segment results were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
U.S. Retail	$200,127	$193,128	$580,648	$555,350
Canada Retail	163,518	156,572	450,280	434,433
Other	29,053	28,592	86,556	80,644
Total net sales	$392,698	$378,292	$1,117,484	$1,070,427
Segment profit:
U.S. Retail	$52,262	$49,399	$147,062	$137,003
Canada Retail	56,404	52,161	140,888	128,246
Other	10,061	10,426	29,913	26,520
Total segment profit	118,727	111,986	317,863	291,769
General corporate expenses	82,471	32,889	167,797	91,593
Depreciation and amortization	15,911	13,418	45,088	40,110
Operating income	20,345	65,679	104,978	160,066
Interest expense, net	(18,708)	(16,454)	(70,912)	(45,855)
(Loss) gain on foreign currency, net	(195)	(18,371)	5,587	(26,639)
Other (expense) income, net	(45)	154	173	209
Loss on extinguishment of debt	(10,615)	—	(16,626)	(1,023)
(Loss) income before income taxes	(9,218)	31,008	23,200	86,758
Income tax expense	6,394	15,511	13,957	28,472
Net (loss) income	$(15,612)	$15,497	$9,243	$58,286

Note 8. Net (Loss) Income Per Share
Basic and diluted net (loss) income per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator
Net (loss) income	$(15,612)	$15,497	$9,243	$58,286
Denominator
Basic weighted average common shares outstanding	160,247	141,551	147,885	141,551
Dilutive effect of employee stock options and awards	—	4,573	5,249	4,573
Diluted weighted average common shares outstanding (1)	160,247	146,124	153,134	146,124
Net (loss) income per share
Basic	$(0.10)	$0.11	$0.06	$0.41
Diluted	$(0.10)	$0.11	$0.06	$0.40
____________
(1)For the thirteen weeks ended September 30, 2023, the calculation of diluted net loss per share excludes the effect of 6.6 million potential shares of common stock relating to awards of stock options and restricted stock units that would have been antidilutive. For the thirty-nine weeks ended September 30, 2023 and the thirteen and thirty-nine weeks ended October 1, 2022, there were no stock-based awards that would have had an antidilutive impact on earnings per share.
Note 9. Stock-based Compensation
2019 Management Incentive Plan
On March 28, 2019, the Company adopted the 2019 Management Incentive Plan (the “2019 Plan”) which allows for the issuance of stock options to directors, officers, key employees and other key individuals. Stock options awarded under the 2019 Plan contain both service and performance conditions. Awards issued under the 2019 Plan have a 10-year contractual term. In connection with the adoption of the Omnibus Incentive Compensation Plan (as defined below), the Company ceased issuing awards under the 2019 Plan. As a result, no shares remain available for issuance under the 2019 Plan; however, the 2019 Plan continues to govern awards that are outstanding under it. As of September 30, 2023, 15.6 million shares remain outstanding under the 2019 Plan.
Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), which became effective on June 28, 2023, the date the SEC declared our IPO registration statement on Form S-1 effective.
The Omnibus Incentive Plan allows for the issuance of up to 15.0 million new shares of common stock. In addition, should any awards under the 2019 Plan expire, terminate or be canceled, the shares of common stock underlying those awards will become available for issuance under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards and cash awards. Awards issued under the Omnibus Incentive Plan have a maximum contractual term of 10 years. As of September 30, 2023, there were 14.5 million shares available for future issuance under the Omnibus Incentive Plan.
Stock-based Compensation
Stock-based compensation expense for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $51.0 million and $1.1 million, respectively.

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
The following assumptions apply to time-based options awarded during the thirty-nine weeks ended September 30, 2023 and October 1, 2022 under the Black-Scholes-Merton option pricing model:

Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
Expected volatility	35.4% to 35.7%	32.7% to 39.8%
Risk-free interest rate	3.4% to 4.2%	1.8% to 3.0%
Expected term (in years)	6.5	6.5
The dividend yield assumption is zero. Although the Company made a special cash dividend in February 2023, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of stock options awarded during the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $6.01 and $5.56, respectively.
Expected volatility is based on historic share price volatilities of comparable publicly traded companies. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The risk-free rate is based on the 10 Year U.S. Treasury yield curve in effect at the time of each grant. The expected term of options granted represents the period of time that options are expected to be outstanding.
The following table summarizes the activity related to time-based options as of September 30, 2023:

(in thousands, except per share and remaining term amounts)	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	6,976	$4.99	7.66	$60,299
Granted	933	13.96
Exercised	(186)	1.52
Forfeited or expired	(100)	12.99
Outstanding at September 30, 2023	7,623	6.07	7.22	96,013
Exercisable at September 30, 2023	3,422	2.83	6.34	54,205
As of September 30, 2023, unrecognized compensation expense related to outstanding time-based options was $13.1 million, which is expected to be recognized over a weighted average remaining vesting period of 3.86 years.
Performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest in 25% increments as performance conditions are achieved through the term of the options. Twenty-five percent of the outstanding performance-based options vested upon completion of the Company's IPO, with the remainder scheduled to vest in equal increments over three years provided market-specific performance conditions are achieved. Performance-based options are subject to continued employment through the vesting date.
In October 2022, May 2023 and on July 2, 2023, the Company modified the vesting terms of its performance-based options. The Company determined that the modified vesting terms constituted modifications under Topic 718 and thus remeasured the fair value of the outstanding performance-based options as of their respective modification dates.

Compensation expense for performance-based options is recognized when it is probable that performance conditions will be achieved. The Company accounts for forfeitures for performance-based options as they occur. A Black-Scholes-Merton option pricing model was used to determine the grant-date fair value of the performance-based options that were tied to the Company’s IPO and a Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the performance-based options subject to market-specific performance conditions.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirteen weeks ended September 30, 2023, we recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO and $19.2 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period.

Black-Scholes-Merton Option Pricing Model

The following assumptions were used to remeasure the fair value of performance-based options resulting from the October 2022 and May 2023 modifications under the Black-Scholes-Merton option pricing model:

	Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
Expected volatility	35.5%	35.1%
Risk-free interest rate	3.5%	3.8%
Expected term (in years)	6.5	6.5
The dividend yield assumption is zero. Although the Company made a special cash dividend in February 2023, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of stock options modified during the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $16.32 and $13.51, respectively.
Expected volatility is based on historic share price volatilities of comparable publicly traded companies. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The risk-free rate is based on the 10 Year U.S. Treasury yield curve in effect at the time of each grant. The expected term of options granted represents the period of time that options are expected to be outstanding.
Monte Carlo Simulation
The following assumptions were used to remeasure the fair value of performance-based options resulting from the July 2023 modifications under the Monte Carlo simulation:

Thirty-Nine Weeks Ended
September 30, 2023
Expected volatility	35.0%
Risk-free interest rate	3.55% to 3.74%
Expected term (in years)	3.1 to 6.6
The dividend yield assumption is zero. Although the Company made a special cash dividend in February 2023, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of stock options modified during the thirty-nine weeks ended September 30, 2023 was $21.18.

Expected volatility is based on historic share price volatilities of comparable publicly traded companies. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The risk-free rate is based on the 10 Year U.S. Treasury yield curve in effect at the time of each grant. The expected term of options granted represents the period of time that options are expected to be outstanding.
The following table summarizes the activity related to performance-based options as of September 30, 2023:

(in thousands, except per share and remaining term amounts)	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	7,948	$2.05	7.02	$90,339
Outstanding at September 30, 2023	7,948	2.05	6.28	132,004
Exercisable at September 30, 2023	1,987	2.05	6.28	33,001
As of September 30, 2023, unrecognized compensation expense related to outstanding performance-based options was $107.1 million, which is expected to be recognized over a weighted average remaining vesting period of 2.75 years.
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
The following table summarizes the activity related to RSUs as of September 30, 2023:

(in thousands, except per share amounts)	Number of Units	Weighted Average Grant Date Fair Value per share
Unvested at December 31, 2022	—	$—
Granted	554	22.91
Forfeited	(7)	22.91
Unvested at September 30, 2023	547	22.91
As of September 30, 2023, unrecognized compensation expense related to outstanding restricted stock units was $11.3 million, which is expected to be recognized over a weighted average remaining vesting period of 2.64 years.
Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended September 30, 2023 and October 1, 2022 was (69.4)% and 50.0%, respectively. The effective tax rates differed from the federal statutory rate primarily due to changes in the valuation allowances, tax credits, withholding taxes, state income taxes, Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Internal Revenue Code Section 162(m) excess compensation and foreign rate differential.
The effective tax rate for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was 60.2% and 32.8%, respectively. The effective tax rates differed from the federal statutory rate primarily due to changes in the valuation allowances, tax credits, withholding taxes, state income taxes, GILTI, FDII, Internal Revenue Code Section 162(m) excess compensation and foreign rate differential.

In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of September 30, 2023, the Company had a $6.3 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
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
The Company periodically has inquiries from various government agencies regarding aspects of its operations. In 2014, the Company received such an inquiry from the Attorney General of the State of Washington. In December 2017, the Washington Attorney General (“AG”) filed a lawsuit against the Company in State Court relating to, among other things, alleged deceptive advertisements and marketing practices. The parties completed the first phase of the lawsuit in October 2019. The second phase of the lawsuit was scheduled for June 2020, but in May 2020, the Washington Court of Appeals granted the Company’s request for a discretionary review of the ruling in the first phase. On August 16, 2021, the Washington Court of Appeals ruled in the Company’s favor and dismissed all of the remaining claims. At this point, the Company had prevailed on all claims asserted in the lawsuit. On November 17, 2021, the Washington Court of Appeals denied a Motion for Reconsideration filed by the Washington AG. Thereafter, on December 17, 2021, the Washington AG filed a Petition for Review in the Washington Supreme Court. On March 30, 2022, the Washington Supreme Court granted the Washington AG’s petition to review the case. Oral argument took place at the Washington Supreme Court on October 25, 2022. On February 23, 2023, the Washington Supreme Court reaffirmed the Court of Appeals decision in favor of the Company and remanded the case to the trial court to dismiss the Washington AG’s claims and rule on attorneys’ fees and costs. On June 14, 2023, the Washington AG filed a motion for dismissal without award of attorneys’ fees or costs. On June 20, 2023, the court ruled in favor of the Company and struck the AG’s motion. On July 6, 2023, the Company filed a motion for attorneys’ fees and costs. On October 17, 2023, the court awarded the Company $4.3 million in attorneys’ fees and costs and such funds were received by the Company on November 8, 2023.
Note 12. Subsequent Events
Litigation and regulatory matters
On October 17, 2023, as disclosed immediately above, the Company was awarded $4.3 million in attorneys’ fees and costs in relation to litigation pursued by the Washington AG. Funds were received by the Company on November 8, 2023. The Company intends to donate $1.0 million of the $4.3 million award to its donor-advised charitable funds.
Share Repurchase Authorization
The Company announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, Savers’ financial performance, and other considerations. The share repurchase program does not obligate Savers to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our consolidated financial statements and related notes as disclosed in our prospectus filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on June 30, 2023 (the “Prospectus”) in connection with our IPO. Unless the context otherwise requires, all references in this section to “Savers Value Village”, ”the Company”, “we”, “us” or “our” refer to the business of Savers Value Village, Inc. and its predecessor entities.
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
Overview
We are the largest for-profit thrift operator in the United States and Canada and operate a total of 321 stores under the Savers®, Value Village™, Village des Valeurs™, Unique®, and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”) either directly from them, via on-site donations (“OSDs”) at Community Donation Centers (“CDCs”) at our stores, or at GreenDrop’s mobile donation stations. We then process, select, price, merchandise and sell these items in our stores. Items that are not sold to our retail customers are marketed to wholesale customers, who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source are sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price under $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of September 30, 2023, we had 5.2 million total active members enrolled in our U.S. and Canadian loyalty programs who have made a purchase within the last 12 months, compared to 4.7 million total active members as of October 1, 2022. Our total active members enrolled in our U.S. and Canadian loyalty programs who shopped with us as of September 30, 2023 drove 69.9% of point-of-sale transaction value during the twelve months ended September 30, 2023, compared to 70.5% of point-of-sale transaction value during the twelve months ended October 1, 2022. Beginning in the third quarter of fiscal 2023, the Company updated its active loyalty member statistics for both the current year and prior year to include all stores.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly-complex parts of thrift operations—supply and processing, retail, and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
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
Our continued investment in our stores has both elevated and modernized the thrift shopping experience, transforming our stores into a thrift destination for all generations with increasing traffic from younger generations. To maximize traffic, we leverage data to drive merchandising decisions. For each store, we closely track what is being sold to inform how we optimize our merchandising mix, including by leveraging data analytics. We have also implemented self-checkout kiosks to significantly enhance store efficiency and shorten lines, thereby further improving the shopping experience
Historically, we have displayed approximately 50% of all textile items we receive on our retail sales floors, approximately 50% of which are sold to thrifters. In support of our efforts to extend the life of reusable goods and recover a portion of the cost of acquiring our supply of secondhand items, we sell the majority of textiles, shoes and books unsold at retail to our wholesale customers (predominantly comprised of textile graders and small business owners) who supply local communities across the globe with gently used, affordable items like clothing, housewares, toys and shoes. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste.
Business Highlights
The following highlights our financial results for the thirteen weeks ended September 30, 2023 (the “third quarter”):
•Net sales increased 3.8% to $392.7 million. Constant currency net sales increased 5.0% to $397.4 million.
•Comparable store sales increased 3.7%, with the United States and Canada up 3.3% and 4.3%, respectively.
•Sales yield increased 5.6% to $1.50 per pound.
•The Company opened three new stores during the third quarter, ending the third quarter with 321 stores and increasing its store count by 3.9%.
•Net loss and net loss per diluted share were $15.6 million and $0.10, respectively.
•Adjusted net income and Adjusted net income per diluted share were $26.5 million and $0.16, respectively.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased 6.3% to $91.0 million, and Adjusted EBITDA margin increased 60 basis points to 23.2%. Changes in foreign currency rates negatively impacted Adjusted EBITDA by $1.5 million during the third quarter.
•Total active members enrolled in our U.S. and Canadian loyalty programs increased 10% to 5.2 million at the end of the third quarter.
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
In connection with the Notes Offering, we repaid $233.4 million of outstanding borrowings under our Term Loan Facility and paid a $262.2 million dividend to our equityholders. We also paid a $23.6 million special one-time bonus to certain of our employees and directors participating in our management equity incentive plan, who were unable to participate in the dividend. As of September 30, 2023, $495.0 million aggregate principal amount of Notes remain outstanding.
Reverse stock split
On May 26, 2023, in anticipation of the IPO, we effectuated a reverse stock split of our then-outstanding common stock, in which each share of pre-split common stock became 0.713506461319705 of a share of post-reverse split common stock (the “Reverse Stock Split”) and corresponding adjustments were made to our outstanding equity awards. All references to units, per unit, shares and per share amounts for all periods presented have been retrospectively restated to give effect to the Reverse Stock Split.
Authorized shares
In connection with our IPO, we filed an amended and restated certificate of incorporation (the “A&R Charter”) on June 29, 2023. We also amended and restated our bylaws, effective as of June 28, 2023. The A&R Charter authorized 800.0 million shares of common stock, par value $0.000001 per share, and 100.0 million shares of preferred stock, par value $0.000001 per share.
Initial public offering
On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. We received net proceeds of $295.0 million after deducting discounts and commissions of $22.8 million and offering expenses of $19.7 million. We used the net proceeds from our IPO, together with cash on our balance sheet, to redeem $55.0 million aggregate principal amount of the Notes, repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, pay accrued interest on these borrowings and pay a premium on the partial redemption of our Notes.
Stock-based compensation
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirteen weeks ended September 30, 2023, we recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO and $19.2 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period.
On June 29, 2023, in connection with the IPO, we granted 0.6 million restricted stock units to certain directors and employees, including some of our named executive officers (excluding our CEO). During the thirteen weeks ended September 30, 2023, we recognized $1.1 million of expense related to the amortization of these restricted stock units which vest in equal installments over a one-year or three-year period from the date of grant.
Share repurchase authorization
We announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of our common stock. Under the program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.

Key Performance Indicators
We use the key business metrics below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Comparable Store Sales Growth (1)
United States	3.3%	4.1%	4.8%	4.6%
Canada	4.3%	9.4%	6.1%	33.4%
Total (3)	3.7%	8.0%	5.4%	16.3%
Comparable Store Daily Sales Growth (2)
United States	n/m	4.1%	n/m	4.6%
Canada	n/m	9.4%	n/m	4.3%
Total (3)	n/m	6.2%	n/m	2.9%
Number of Stores
United States	152	149	152	149
Canada	157	150	157	150
Total (3)	321	309	321	309
Other Metrics
Pounds Processed (Ibs mm)	249	255	734	751
Sales yield (4)	$1.50	$1.42	$1.46	$1.36
Cost of merchandise sold per pound	$0.64	$0.60	$0.63	$0.59
____________
n/m – not meaningful

(1)Comparable store sales growth is the percentage change in comparable store sales over the comparable period in the prior fiscal year. We define comparable store sales to be sales by stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. We consider any store temporarily closed due to the COVID-19 pandemic to be open and comparable during the period for the purposes of calculating comparable sales growth. Comparable store sales growth excludes stores acquired in the 2nd Ave. acquisition because those stores were not yet fully integrated during the prior year comparative period. Comparable store sales growth is measured in local currency for Canada, while total comparable store sales growth is measured on a constant currency basis.
(2)Comparable store daily sales growth represents net sales by stores in the relevant geography that were or would have been open for the entirety of both periods if not for temporary closures due to the COVID-19 pandemic, divided by the aggregate number of days those stores were open. Comparable store daily sales growth is the percentage change in comparable store daily sales over the comparable period in the prior fiscal year. Comparable store daily sales growth excludes stores acquired in the 2nd Ave. acquisition, because those stores were not yet fully integrated during the prior year comparative period. Comparable store daily sales growth is measured in local currency for Canada, while total comparable store daily sales growth is measured on a constant currency basis.
(3)Total comparable store sales growth, total comparable store daily sales growth and total number of stores include our Australia retail locations, in addition to the United States and Canada.
(4)Sales yield is presented on a currency neutral and comparable store sales growth basis.

Comparable store sales growth
Comparable store sales growth provides us with visibility into top-line performance on a like-for-like basis excluding new stores opened in the current or previous reporting period and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended September 30, 2023, our comparable store sales growth was 3.7%, primarily reflecting growth in transactions. During the thirteen weeks ended October 1, 2022, our comparable store sales growth was 8.0%, primarily reflecting the impact of pandemic related store closures during fiscal year 2021 which we did not experience during the thirteen weeks ended October 1, 2022.
During the thirty-nine weeks ended September 30, 2023, our comparable store sales growth was 5.4%, primarily reflecting growth in transactions. During the thirty-nine weeks ended October 1, 2022, our comparable store sales growth was 16.3%, primarily reflecting the impact of pandemic related store closures during fiscal year 2021 which we did not experience during the thirty-nine weeks ended October 1, 2022.
Comparable store daily sales growth
Comparable store daily sales growth is a metric designed to adjust for temporary store closures due to COVID-19. Since there were no store closures during the thirteen weeks ended and thirty-nine weeks ended September 30, 2023 and October 1, 2022 due to COVID-19, we discontinued presenting comparable store daily sales growth in fiscal year 2023 since it would produce the same result as comparable store sales growth. Our percentage open store days was 100% during the thirteen weeks ended October 1, 2022, compared to nearly 100% during the thirteen weeks ended October 2, 2021. Our percentage open store days was 100% during the thirty-nine weeks ended October 1, 2022, compared to 88.0% during the thirty-nine weeks ended October 2, 2021.
Number of stores
Our number of stores provides us visibility into our scale of operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing our number of stores in low-growth markets.
Our number of open stores increased to 321 stores as of September 30, 2023, from 309 stores as of October 1, 2022. The increase in stores resulted from the opening of three new stores in the United States, seven new stores in Canada and two new stores in Australia.
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
During the thirteen weeks ended September 30, 2023, we processed 249 million pounds of supply, of which 77.9% was comprised of supply from OSDs and GreenDrop. During the thirteen weeks ended October 1, 2022, we processed 255 million pounds of supply, of which 74.5% was comprised of supply from OSDs and GreenDrop.
During the thirty-nine weeks ended September 30, 2023, we processed 734 million pounds of supply, of which 74.4% was comprised of supply from OSDs and GreenDrop. During the thirty-nine weeks ended October 1, 2022, we processed 751 million pounds of supply, of which 73.0% was comprised of supply from OSDs and GreenDrop.
Sales yield
We define sales yield as retail sales generated per pound of processed volume on a currency neutral and comparable store growth basis. We believe investors can use this metric as a proxy for the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
On a currency neutral and comparable store sales growth basis, our sales yield for the thirteen weeks ended September 30, 2023 was $1.50, compared to $1.42 for the thirteen weeks ended October 1, 2022. The 5.6% improvement in sales yield primarily reflects an increase in supply quality, partially driven by an increase in OSD mix as a percentage of total pound processed, and pricing effectiveness which together drove more items sold per pound processed at higher price points.
On a currency neutral and comparable store sales growth basis, our sales yield for the thirty-nine weeks ended September 30, 2023 was $1.46, compared to $1.36 for the thirty-nine weeks ended October 1, 2022. The 7.4% improvement in sales yield primarily reflects an increase in supply quality, partially driven by an increase in OSD mix as a percentage of total pound processed, and pricing effectiveness which together drove more items sold per pound processed at higher price points.
Cost of merchandise sold per pound processed
We define cost of merchandise sold per pound processed as cost of merchandise sold, exclusive of depreciation and amortization, on a reported basis, divided by total pounds of goods processed. We believe investors can use this metric to determine our ability to cost-effectively purchase and process supply items, and determine the value of incremental sales.
Cost of merchandise sold per pound processed during the thirteen weeks ended September 30, 2023 was $0.64, compared to $0.60 for the thirteen weeks ended October 1, 2022, primarily reflecting higher labor and material costs, partially offset by the scaling of our business and a decrease in freight costs.
Cost of merchandise sold per pound processed during the thirty-nine weeks ended September 30, 2023 was $0.63, compared to $0.59 for the thirty-nine weeks ended October 1, 2022, primarily reflecting higher labor costs, partially offset by the scaling of our business.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net sales	$392,698	100.0%	$378,292	100.0%	$1,117,484	100.0%	$1,070,427	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	158,252	40.3	152,623	40.3	458,950	41.1	443,372	41.4
Salaries, wages and benefits	116,114	29.6	68,107	18.0	276,088	24.7	199,643	18.7
Selling, general and administrative	82,076	20.8	78,465	20.8	232,380	20.8	227,236	21.2
Depreciation and amortization	15,911	4.1	13,418	3.5	45,088	4.0	40,110	3.7
Total operating expenses	372,353	94.8	312,613	82.6	1,012,506	90.6	910,361	85.0
Operating income	20,345	5.2	65,679	17.4	104,978	9.4	160,066	15.0
Other (expense) income:
Interest expense, net	(18,708)	(4.8)	(16,454)	(4.3)	(70,912)	(6.3)	(45,855)	(4.3)
(Loss) gain on foreign currency, net	(195)	—	(18,371)	(4.9)	5,587	0.5	(26,639)	(2.5)
Other (expense) income, net	(45)	—	154	—	173	—	209	—
Loss on extinguishment of debt	(10,615)	(2.7)	—	—	(16,626)	(1.5)	(1,023)	(0.1)
Other expense, net	(29,563)	(7.5)	(34,671)	(9.2)	(81,778)	(7.3)	(73,308)	(6.9)
(Loss) income before income taxes	(9,218)	(2.3)	31,008	8.2	23,200	2.1	86,758	8.1
Income tax expense	6,394	1.7	15,511	4.1	13,957	1.3	28,472	2.7
Net (loss) income	$(15,612)	(4.0)%	15,497	4.1%	$9,243	0.8%	$58,286	5.4%
Thirteen Weeks Ended September 30, 2023 compared to the Thirteen Weeks Ended October 1, 2022
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Retail sales	$373,982	$358,535	$15,447	4.3%
Wholesale sales	18,716	19,757	(1,041)	(5.3)
Total net sales	$392,698	$378,292	$14,406	3.8%
Retail sales increased by $15.4 million, or 4.3%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The 4.3% increase in retail sales resulted primarily from comparable store sales growth of 3.7% and a 3.9% net increase in the number of stores year-over-year, partially offset by the unfavorable impact of foreign currency during the thirteen weeks ended September 30, 2023.
Wholesale sales decreased by $1.0 million, or 5.3%, during the thirteen weeks ended September 30, 2023. The decrease resulted primarily from a decrease in pounds sold during the thirteen weeks ended September 30, 2023, which was partially offset by an increase in prices charged to our wholesale customers.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$158,252	$152,623	$5,629	3.7%
Cost of merchandise sold increased by $5.6 million, or 3.7%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022.
As a percentage of net sales, cost of merchandise sold remained consistent at 40.3% during the thirteen weeks ended September 30, 2023 and the thirteen weeks ended October 1, 2022. Compared to the thirteen weeks ended October 1, 2022, cost of merchandise sold as a percentage of net sales for the thirteen weeks ended September 30, 2023 reflects the scaling of our business and a decrease in freight costs as a percent of sales, offset by higher labor and material costs as a percent of sales.
Personnel costs classified within cost of merchandise sold increased to $93.7 million during the thirteen weeks ended September 30, 2023, compared to $89.3 million during the thirteen weeks ended October 1, 2022. The $4.4 million increase in personnel costs resulted primarily from higher wages, increased labor to support transaction growth and an increase in the number of stores from 309 stores as of October 1, 2022 to 321 stores as of September 30, 2023. Material costs increased primarily as a result of increased acquisition costs.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Retail and wholesale	$49,101	$49,294	$(193)	(0.4)%
Corporate	67,013	18,813	48,200	256.2
Total salaries, wages and benefits	$116,114	$68,107	$48,007	70.5%
Salaries, wages and benefits expense increased by $48.0 million, or 70.5%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022.
Personnel costs for our retail and wholesale operations decreased by $0.2 million, or 0.4%, primarily as a result of the rollout of self-checkout kiosks in our stores, partially offset by higher wage rates and an increase in the number of stores from 309 stores as of October 1, 2022 to 321 stores as of September 30, 2023.
Personnel costs for our corporate employees increased by $48.2 million primarily reflecting the recognition of $48.3 million of stock-based compensation expense in connection with our IPO, as well as increased headcount and wage rates year over year, partially offset by a reduction in bonus expense.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirteen weeks ended September 30, 2023, we recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO and $19.2 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period. The thirteen weeks ended September 30, 2023 further includes $1.1 million of expense related to the amortization of restricted stock units granted in connection with our IPO that vest in equal installments over a one-year or three-year period from the date of grant.

Selling, general and administrative
The following table presents selling, general and administrative expenses (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Rent and utilities	$46,217	$43,451	$2,766	6.4%
Repairs and maintenance	8,298	7,753	545	7.0
Marketing	3,188	3,894	(706)	(18.1)
Professional service fees	3,741	5,185	(1,444)	(27.8)
Supplies	4,704	5,287	(583)	(11.0)
Other expenses	15,928	12,895	3,033	23.5
Total selling, general and administrative	$82,076	$78,465	$3,611	4.6%
SG&A increased by $3.6 million, or 4.6%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The increase in SG&A resulted primarily from a $3.0 million increase in other expenses which includes information technology and general corporate and store expenses, as well as a $2.8 million increase in rent and utilities as a result of new stores. These increases were partially offset by a $1.4 million decrease in professional service fees primarily reflecting lower transaction costs.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Depreciation and amortization	$15,911	$13,418	$2,493	18.6%
Depreciation and amortization during the thirteen weeks ended September 30, 2023, increased by $2.5 million, or 18.6%, compared to the thirteen weeks ended October 1, 2022. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, CPCs, automatic book processors (“ABPs”) and store enhancement initiatives, as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Interest expense, net	$(20,261)	$(16,236)	$(4,025)	24.8%
Amortization of debt issuance cost and debt discount	(1,408)	(1,013)	(395)	39.0
Gain on interest rate swaps	2,961	795	2,166	272.5
Total interest expense, net	$(18,708)	$(16,454)	$(2,254)	13.7%
Total interest expense, net increased $2.3 million, or 13.7%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The $2.3 million increase in interest expense, net resulted primarily from higher interest rates on our debt. This increase is due to higher interest on our variable rate debt and the issuance of $550.0 million of Senior Secured Notes on February 6, 2023 at a fixed interest rate of 9.75%, partially offset by principal repayments on our Term Loan Facility ($233.4 million on February 6, 2023, and $252.4 million on July 5, 2023) and Senior Secured Notes ($55.0 million on July 3, 2023). The weighted average interest rate on our debt was 10.16% during the thirteen weeks ended September 30, 2023, compared to 7.77% during the thirteen weeks ended October 1, 2022. The weighted average face value of debt during the thirteen weeks ended September 30, 2023 was $828.7 million, compared to $818.8 million during the thirteen weeks ended October 1, 2022.
As short-term interest rates were higher during the thirteen weeks ended September 30, 2023 than in the comparative period, gains on our interest rate swaps increased $2.2 million during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022.
Loss on foreign currency, net
The following table presents loss on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Loss on foreign currency remeasurement	$(7,683)	$(31,668)	$23,985	(75.7)%
Gain on derivative instruments	7,488	13,297	(5,809)	(43.7)
Total loss on foreign currency, net	$(195)	$(18,371)	$18,176	(98.9)%
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended September 30, 2023, the U.S. dollar strengthened against the Canadian dollar resulting in remeasurement losses of $7.7 million arising primarily on USD-denominated debt held by one of our Canadian entities, which was primarily offset by $7.5 million in gains on derivative instruments that we use to manage foreign currency exchange rate risk. The $31.7 million loss on foreign currency remeasurement during the thirteen weeks ended October 1, 2022 resulted primarily from the strengthening of the U.S. dollar against the Canadian dollar. The gains on our foreign currency derivative instruments of $13.3 million partially offset the remeasurement loss during the thirteen weeks ended October 1, 2022.
Other (expense) income, net
The following table presents other (expense) income, net:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Other (expense) income, net	$(45)	$154	$(199)	n/m
____________
n/m – not meaningful
We did not incur material amounts of miscellaneous income or expenses during either the thirteen weeks ended September 30, 2023 or the thirteen weeks ended October 1, 2022.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Loss on extinguishment of debt	$(10,615)	$—	$(10,615)	n/m
____________
n/m – not meaningful
We used the net proceeds from our IPO and cash on our balance sheet to redeem $55.0 million aggregate principal amount of Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, resulting in a loss on debt extinguishment of $10.6 million during the thirteen weeks ended September 30, 2023.
Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Income tax expense	$6,394	$15,511	$(9,117)	(58.8)%
During the thirteen weeks ended September 30, 2023, we recorded an income tax expense of $6.4 million on loss before income taxes of $9.2 million, resulting in an effective tax rate of (69.4)%. For the thirteen weeks ended October 1, 2022, we recorded $15.5 million of income tax expense on income before income taxes of $31.0 million, resulting in an effective income tax rate of 50.0%. The increase in our effective income tax rate resulted primarily from a decrease in net income before taxes and an increase to the deduction in the valuation allowances, a decrease to non-deductible interest expense, an increase to non-deductible stock-based compensation and executive compensation under Internal Revenue Code Section 162(m), and an increase in Global Intangible Low Taxed Income (“GILTI”), partially offset by Foreign Derived Intangible Income (“FDII”) deductions and foreign tax credits. Executive compensation deduction limitations under Section 162(m) are imposed on publicly held corporations and therefore did not apply prior to 2023.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales:
U.S. Retail	$200,127	$193,128	$6,999	3.6%
Canada Retail	163,518	156,572	6,946	4.4
Other	29,053	28,592	461	1.6
Total net sales	$392,698	$378,292	$14,406	3.8%
Segment Profit:
U.S. Retail	$52,262	$49,399	$2,863	5.8%
Canada Retail	$56,404	$52,161	$4,243	8.1%
Other	$10,061	$10,426	$(365)	(3.5)%
U.S. Retail
U.S. Retail net sales increased by $7.0 million, or 3.6%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The increase in U.S. Retail net sales resulted primarily from comparable store sales growth of 3.3% and a 2.0% increase in the number of stores year over year. The increase in comparable store sales was primarily driven by growth in transactions.
U.S. Retail segment profit increased by $2.9 million, or 5.8%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The increase in segment profit resulted primarily from higher net sales, partially offset by higher wages and an increase in selling, general and administrative expenses which includes occupancy and general store expenses.
Canada Retail
Canada Retail net sales increased by $6.9 million, or 4.4%, during the thirteen weeks ended September 30, 2023, compared to the thirteen weeks ended October 1, 2022. The increase in Canada Retail net sales resulted primarily from comparable store sales growth of 4.3% and a 4.7% net increase in the number of stores year over year, partially offset by the unfavorable impact of foreign currency. The increase in comparable store sales was primarily driven by growth in transactions.

Canada Retail segment profit increased by $4.2 million, or 8.1%, during the thirteen weeks ended September 30, 2023, compared to thirteen weeks ended October 1, 2022. The increase in segment profit resulted primarily from higher net sales and enhanced efficiencies at our stores as a result of the rollout of self-checkout kiosks in our Canada retail stores, partially offset by higher wages, the unfavorable impact of foreign currency and an increase in selling, general and administrative expenses which includes occupancy and general store expenses.
Other
Other includes our Australian retail stores and our wholesale operations. Net sales and segment profit for our other business were relatively consistent for both the thirteen weeks ended September 30, 2023 and the thirteen weeks ended October 1, 2022.
Thirty-Nine Weeks Ended September 30, 2023 compared to the Thirty-Nine Weeks Ended October 1, 2022
Net sales
The following table presents net sales:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Retail sales	$1,061,831	$1,015,682	$46,149	4.5%
Wholesale sales	55,653	54,745	908	1.7
Total net sales	$1,117,484	$1,070,427	$47,057	4.4%
Retail sales increased by $46.1 million, or 4.5%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in net sales resulted primarily from comparable store sales growth of 5.4% and a 3.9% net increase in the number of stores year over year, partially offset by the unfavorable impact of foreign currency during the thirty-nine weeks ended September 30, 2023.
Wholesale sales increased by $0.9 million, or 1.7%, during the thirty-nine weeks ended September 30, 2023. The increase resulted primarily from an increase in prices charged to our wholesale customers.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$458,950	$443,372	$15,578	3.5%
Cost of merchandise sold increased by $15.6 million, or 3.5%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022.
As a percentage of net sales, cost of merchandise sold decreased to 41.1% during the thirty-nine weeks ended September 30, 2023, compared to 41.4% during the thirty-nine weeks ended October 1, 2022. The decrease primarily resulted from the scaling of our business, partially offset by higher labor costs.
Personnel costs classified within cost of merchandise sold increased to $275.1 million during the thirty-nine weeks ended September 30, 2023, compared to $257.5 million during the thirty-nine weeks ended October 1, 2022. The increase in personnel costs resulted primarily from higher wages, increased labor to support transaction growth and an increase in the number of stores from 309 stores as of October 1, 2022 to 321 stores as of September 30, 2023.

Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Retail and wholesale	$145,190	$148,066	$(2,876)	(1.9)%
Corporate	130,898	51,577	79,321	153.8
Total salaries, wages and benefits	$276,088	$199,643	$76,445	38.3%
Salaries, wages and benefits expense increased by $76.4 million, or 38.3%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022.
Personnel costs for our retail and wholesale operations decreased by $2.9 million, or 1.9%, primarily from the rollout of self-checkout kiosks in our U.S. and Canada stores, partially offset by higher wage rates and 12 net new stores since October 1, 2022.
Personnel costs for our corporate employees increased by $79.3 million, or 153.8%. The increase resulted primarily from the recognition of $48.3 million of stock-based compensation expense in connection with our IPO and a special one-time bonus and related taxes of $24.1 million paid to certain of our employees and directors participating in our management equity incentive plan, which we paid in connection with the Notes Offering. The remaining increase primarily reflects increased headcount and wage rates year over year.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirty-nine weeks ended September 30, 2023, we recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO and $19.2 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period. The thirty-nine weeks ended September 30, 2023 further includes $1.1 million of expense related to the amortization of restricted stock units granted in connection with our IPO that vest in equal installments over a one-year or three-year period from the date of grant.
Selling, general and administrative
The following table presents SG&A:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Rent and utilities	$132,802	$132,812	$(10)	—%
Repairs and maintenance	26,443	24,144	2,299	9.5
Supplies	12,884	14,721	(1,837)	(12.5)
Professional service fees	10,211	13,854	(3,643)	(26.3)
Marketing	7,482	8,151	(669)	(8.2)
Other expenses	42,558	33,554	9,004	26.8
Total selling, general and administrative	$232,380	$227,236	$5,144	2.3%
SG&A increased by $5.1 million, or 2.3%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in SG&A resulted primarily from a $9.0 million increase in other expenses which includes general corporate and store expenses such as insurance and information technology, as well as loss on disposal of property and equipment, and an increase of $2.3 million in repairs and maintenance primarily reflecting continued enhancements at our stores. These increases were partially offset by a $3.6 million decrease in professional service fees primarily reflecting lower transaction costs and third-party consulting fees.

Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Depreciation and amortization	$45,088	$40,110	$4,978	12.4%
Depreciation and amortization during the thirty-nine weeks ended September 30, 2023, increased by $5.0 million, or 12.4%, compared to the thirty-nine weeks ended October 1, 2022. The increase in depreciation and amortization resulted primarily investments in our store build-outs, CPCs, ABPs and store enhancement initiatives, as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Interest expense, net	$(74,365)	$(43,259)	$(31,106)	71.9%
Amortization of debt issuance cost and debt discount	(4,631)	(2,974)	(1,657)	55.7
Gain on interest rate swaps	8,084	378	7,706	n/m
Total interest expense, net	$(70,912)	$(45,855)	$(25,057)	54.6%
____________
n/m – not meaningful
Total interest expense, net increased during the thirty-nine weeks ended September 30, 2023 by $25.1 million, or 54.6%, compared to the thirty-nine weeks ended October 1, 2022. The increase in interest expense, net resulted primarily from higher interest rates on our variable rate borrowings and the issuance of $550.0 million of Senior Secured Notes on February 6, 2023 at a fixed interest rate of 9.75%, partially offset by principal repayments on our Term Loan Facility ($233.4 million on February 6, 2023, and $252.4 million on July 5, 2023) and Senior Secured Notes ($55.0 million on July 3, 2023). The weighted average face value of debt during the thirty-nine weeks ended September 30, 2023 was $986.8 million and the weighted average interest rate was 10.18%, compared to $820.8 million and 6.85%, respectively, for the thirty-nine weeks ended October 1, 2022.
As short-term interest rates were higher during the thirty-nine weeks ended September 30, 2023 than in the comparative period, gains on our interest rate swaps increased $7.7 million during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022.
Gain (loss) on foreign currency, net
The following table presents gain (loss) on foreign currency, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Gain (loss) on foreign currency remeasurement	$2,718	$(41,020)	$43,738	(106.6)%
Gain on derivative instruments	2,869	14,381	(11,512)	(80.1)
Total gain (loss) on foreign currency, net	$5,587	$(26,639)	$32,226	(121.0)%
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). Although the U.S. dollar strengthened marginally against the Canadian dollar during the thirty-nine weeks ended September 30, 2023, remeasurement gains recorded in the twenty-six weeks ended July 1, 2023, more than offset remeasurement losses recorded in the thirteen weeks ended September 30, 2023. This dynamic reflects the repayments of principal totaling $269.2 million that we have made during the thirty-nine weeks ended September 30, 2023 on our USD-denominated debt held by one of our Canadian entities - which is the primary driver of foreign currency remeasurement gains and losses. We also recorded $2.9 million in gains on derivative instruments that we use to manage foreign currency exchange rate risk. The $41.0 million loss on foreign currency remeasurement during the thirty-nine weeks ended October 1, 2022 resulted primarily from the strengthening of the U.S. dollar against the Canadian dollar; the gains on our foreign currency derivative instruments of $14.4 million partially offset the remeasurement loss.
Other income, net
The following table presents other income, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Other income, net	$173	$209	$(36)	(17.2)%
We did not incur material amounts of miscellaneous income or expenses during either the thirty-nine weeks ended September 30, 2023 or the thirty-nine weeks ended October 1, 2022.

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Loss on extinguishment of debt	$(16,626)	$(1,023)	$(15,603)	n/m
In connection with the Notes Offering on February 6, 2023, we prepaid $233.4 million of outstanding borrowings under the Term Loan Facility, which resulted in a loss on debt extinguishment of $6.0 million during the thirty-nine weeks ended September 30, 2023.
In connection with our IPO, we used the net proceeds and cash on our balance sheet to redeem $55.0 million aggregate principal amount of Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, resulting in a loss on debt extinguishment of $10.6 million during the thirty-nine weeks ended September 30, 2023.
We repaid a mortgage loan payable, which had a remaining principal of $2.7 million during the thirty-nine weeks ended October 1, 2022, resulting in a loss on extinguishment of debt of $1.0 million.
Income tax expense
The following table presents income tax expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Income tax expense	$13,957	$28,472	$(14,515)	(51.0)%
During the thirty-nine weeks ended September 30, 2023, we recorded income tax expense of $14.0 million on income before income taxes of $23.2 million, resulting in an effective tax rate of 60.2%. For the thirty-nine weeks ended October 1, 2022, we recorded $28.5 million of income tax expense on income before income taxes of $86.8 million, resulting in an effective income tax rate of 32.8%. The increase in our effective income tax rate resulted primarily from an increase in state income taxes, an increase to the reduction in the valuation allowances, a decrease to non-deductible acquisition costs, a decrease in Global Intangible Low Taxed Income (“GILTI”), an increase to Foreign Derived Intangible Income (“FDII”) deductions, and an increase to non-deductible stock-based compensation and executive compensation under Internal Revenue Code Section 162(m). Executive compensation deduction limitations under Section 162(m) are imposed on publicly held corporations and therefore did not apply prior to 2023.

Segment results
The following table presents net sales and profit by segment:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales:
U.S. Retail	$580,648	$555,350	$25,298	4.6%
Canada Retail	450,280	434,433	15,847	3.6
Other	86,556	80,644	5,912	7.3
Total net sales	$1,117,484	$1,070,427	$47,057	4.4%
Segment Profit:
U.S. Retail	$147,062	$137,003	$10,059	7.3%
Canada Retail	$140,888	$128,246	$12,642	9.9%
Other	$29,913	$26,520	$3,393	12.8%
U.S. Retail
U.S. Retail net sales increased by $25.3 million, or 4.6%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in net sales resulted primarily from comparable store sales growth of 4.8% and a 2.0% increase in the number of retail stores year over year. The increase in comparable store sales was primarily driven by growth in transaction volume.
U.S. Retail segment profit increased by $10.1 million, or 7.3%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in segment profit resulted primarily from higher net sales and enhanced efficiencies at our stores driven by the rollout of self-checkout kiosks in U.S. retail stores, partially offset by higher wages and an increase in selling, general and administrative expenses which includes occupancy and general store expenses.
Canada Retail
Canada Retail net sales increased by $15.8 million, or 3.6%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in net sales resulted primarily from comparable store sales growth of 6.1% and a 4.7% net increase in the number of retail stores year over year, partially offset by the unfavorable impact of foreign currency. The increase in comparable store sales was primarily driven by growth in transaction volume.
Canada Retail segment profit increased by $12.6 million, or 9.9%, during the thirty-nine weeks ended September 30, 2023, compared to thirty-nine weeks ended October 1, 2022. The increase in segment profit resulted primarily from higher net sales and enhanced efficiencies at our stores driven by the rollout of self-checkout kiosks in our Canada retail stores, partially offset by higher wages and an increase in selling, general and administrative expenses which includes occupancy and general store expenses.
Other
Other net sales include our Australian retail stores and our wholesale operations. Net sales for our other businesses increased by $5.9 million, or 7.3%, during the thirty-nine weeks ended September 30, 2023, compared to the thirty-nine weeks ended October 1, 2022. The increase in net sales resulted primarily from a $5.0 million increase in net sales for our Australian stores. Segment profit for our other businesses increased by $3.4 million, or 12.8%.
Non-GAAP measures
The following information provides definitions and reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We present Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and constant-currency net sales, which are non-GAAP financial measures. These measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe the presentation of these non-GAAP financial measures is helpful in highlighting trends in our operating results because it excludes the impact of items that are outside the control of management or not reflective of our ongoing operations and performance. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in this registration statement that are calculated and presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this registration statement. The non-GAAP financial measures may differ from similarly-titled measures used by other companies.
Adjusted net income and Adjusted EBITDA
The Company reports its financial results in accordance with GAAP. Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. We have included these non-GAAP measures as these are key measures used by our management and our board of directors to evaluate our operating performance and the effectiveness of our business strategies, make budgeting decisions, and evaluate compensation decisions. Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including those amounts presented in accordance with our definitions of Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as they may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin in the same manner. Because of these limitations, you should consider Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including, as applicable, net income and our other GAAP results. We present Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because we consider these meaningful measures to share with investors because they best allow comparison of the performance of one period with that of another period. In addition, Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin afford investors a view of what management considers its operating performance to be and the ability to make a more informed assessment of such operating performance as compared with that of the prior period.
Adjusted net income is defined as net (loss) income excluding the impact of loss on extinguishment of debt, non-recurring stock-based compensation expense, transaction costs, dividend-related bonus, certain other expenses, and the tax effect on the above adjustments. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
We define Adjusted EBITDA as net (loss) income before interest expense, net, income tax expense, and depreciation and amortization, adjusted to exclude loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, executive transition costs, transaction costs, dividend-related bonus, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

A reconciliation of net (loss) income and net (loss) income per diluted share to Adjusted net income and Adjusted net income per diluted share for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022, is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income:
Net (loss) income	$(15,612)	$15,497	$9,243	$58,286
Loss on extinguishment of debt(1)(2)	10,615	—	16,626	1,023
Non-recurring stock-based compensation expense(1)(3)	48,298	—	48,324	—
Transaction costs(1)(4)	613	3,126	2,333	4,306
Dividend-related bonus(1)(5)	—	—	24,097	—
Loss (gain) on foreign currency, net(1)	195	18,371	(5,587)	26,639
Other adjustments(1)(6)	(381)	(324)	(845)	3,032
Tax effect on adjustments	(17,209)	(6,733)	(24,635)	(11,130)
Adjusted net income	$26,519	$29,937	$69,556	$82,156

Net (loss) income per share - diluted:
Net (loss) income per diluted share	$(0.10)	$0.11	$0.06	$0.40
Loss on extinguishment of debt(1)(2)	0.06	—	0.11	0.01
Non-recurring stock-based compensation expense(1)(3)	0.29	—	0.32	—
Transaction costs(1)(4)	—	0.02	0.02	0.03
Dividend-related bonus(1)(5)	—	—	0.16	—
Loss (gain) on foreign currency, net(1)	—	0.13	(0.04)	0.18
Other adjustments(1)(6)	—	—	(0.01)	0.02
Tax effect on adjustments	(0.10)	(0.05)	(0.16)	(0.08)
Adjusted net income per diluted share*	$0.16	$0.20	$0.45	$0.56
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effects of the loss on debt extinguishment in relation to the repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023 and July 5, 2023, the redemption of aggregate principal amount of the Senior Secured Notes on July 3, 2023, and the repayment of a mortgage loan on January 6, 2022.
(3)Reflects the commencement of stock-based compensation expense upon completion of our IPO on July 3, 2023 related to performance-based options. Non-recurring stock-based compensation expense further includes expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Transaction costs are comprised of non-capitalizable expenses related to offering costs and the 2nd Ave. acquisition, such as accounting, consulting and legal fees.
(5)Represents dividend-related bonus and related payroll taxes paid in conjunction with our February 2023 dividend.
(6)Other adjustments include the effect of asset disposals. The thirteen and thirty-nine weeks ended September 30, 2023 further includes legal and insurance settlement proceeds of $0.4 million and $0.9 million, respectively.

A reconciliation of GAAP net (loss) income to Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022 is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(15,612)	$15,497	$9,243	$58,286
Interest expense, net	18,708	16,454	70,912	45,855
Income tax expense	6,394	15,511	13,957	28,472
Depreciation and amortization	15,911	13,418	45,088	40,110
Loss on extinguishment of debt(1)	10,615	—	16,626	1,023
Stock-based compensation expense(2)	49,113	799	50,970	1,081
Non-cash occupancy-related costs(3)	1,654	(888)	3,065	623
Lease intangible asset expense(4)	1,001	1,424	3,154	6,507
Pre-opening expenses(5)	2,635	1,088	5,227	3,708
Store closing expenses(6)	164	1,133	1,031	1,794
Executive transition costs(7)	—	—	—	1,124
Transaction costs(8)	613	3,126	2,333	4,306
Dividend-related bonus(9)	—	—	24,097	—
Loss (gain) on foreign currency, net	195	18,371	(5,587)	26,639
Other adjustments(10)	(381)	(324)	(845)	3,032
Adjusted EBITDA	$91,010	$85,609	$239,271	$222,560
Net (loss) income margin	(4.0)%	4.1%	0.8%	5.4%
Adjusted EBITDA margin	23.2%	22.6%	21.4%	20.8%
(1)Removes the effects of the loss on debt extinguishment in relation to the repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023 and July 5, 2023, the redemption of aggregate principal amount of the Senior Secured Notes on July 3, 2023, and the repayment of a mortgage loan on January 6, 2022.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
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
(8)Transaction costs are comprised of non-capitalizable expenses related to offering costs and the 2nd Ave. acquisition, such as accounting, consulting and legal fees.
(9)Represents dividend-related bonus and related taxes paid in conjunction with our February 2023 dividend.
(10)Other adjustments include the effect of asset disposals. The thirteen and thirty-nine weeks ended September 30, 2023 further includes legal and insurance settlement proceeds of $0.4 million and $0.9 million, respectively.
Constant Currency
The Company reports certain operating results on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refer to the exchange rates used to translate the Company's operating results for all countries where the functional currency is not the U.S. Dollar into U.S. Dollars. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, the Company's financial results are affected positively by a weaker U.S.

Dollar and are affected negatively by a stronger U.S. Dollar. References to operating results on a constant-currency basis mean operating results without the impact of foreign currency exchange rate fluctuations.
The Company believes disclosure of constant-currency results is helpful to investors because it facilitates period-to-period comparisons of its results by increasing the transparency of its underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, constant-currency results are non-GAAP financial measures and are not meant to be considered as an alternative or substitute for comparable measures prepared in accordance with GAAP. Constant-currency results have no standardized meaning prescribed by GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP. Constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. During both the thirteen and thirty-nine weeks ended September 30, 2023, as compared to the thirteen and thirty-nine weeks ended October 1, 2022, the U.S. dollar was stronger relative to the Canadian and Australian dollars which resulted in an unfavorable foreign currency impact on our operating results.
The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022 is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$392,698	$378,292	$14,406	3.8%
Impact of foreign currency	4,672	n/a	4,672	n/m
Constant-currency net sales	$397,370	$378,292	$19,078	5.0%

	Thirty-Nine Weeks Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$1,117,484	$1,070,427	$47,057	4.4%
Impact of foreign currency	22,743	n/a	22,743	n/m
Constant-currency net sales	$1,140,227	$1,070,427	$69,800	6.5%

n/a - not applicable n/m - not meaningful

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. These sources of liquidity and capital have been the primary means by which we funded dividend payments of $262.2 million, $69.4 million and $75.0 million in the thirty-nine weeks ended September 30, 2023 and in fiscal years 2022 and 2021, respectively. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our loans and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility.
On July 3, 2023, we completed our IPO and shortly thereafter used the net proceeds raised of $306.0 million, together with cash on our balance sheet, to redeem $55.0 million aggregate principal amount of Senior Secured Notes, repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, pay accrued interest on these borrowings and pay a premium of 3%, or $1.7 million, on the partial redemption of our Senior Secured Notes.
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
The Revolving Credit Facility matures in April 2026. The maximum available amount under the Revolving Credit Facility is $75.0 million with $60.0 million available for letters of credit and a swingline sublimit of $10.0 million. As of September 30, 2023, $73.8 million was available to borrow under the Term Loan Facility. Interest on the Revolving Credit Facility is variable at a rate equal to the reference rate plus a margin of 2.00% or 3.00% based on loan type.
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
The Notes
On February 6, 2023, certain of our wholly-owned subsidiaries completed the issuance of $550.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2028 (the “Notes”). The Notes mature in April 2028, coterminous with the Term Loan Facility, and bear interest at a fixed rate of 9.75% per year, payable semi-annually on each February 15 and August 15 through maturity.
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
Share Repurchase Authorization
We announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of our common stock. Under the program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice. The amount, timing, and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. Any repurchases will be funded by available cash and cash equivalents.
Cash Flows
Thirty-Nine Weeks Ended September 30, 2023 compared to the Thirty-Nine Weeks Ended October 1, 2022
The following table summarizes our cash flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$104,402	$117,633
Net cash used in investing activities	(75,428)	(81,398)
Net cash used in financing activities	(16,111)	(11,462)
Effect of exchange rate changes on cash and cash equivalents	312	(6,774)
Net change in cash and cash equivalents	$13,175	$17,999
Cash provided by operating activities
Net cash provided by operating activities was $104.4 million for the thirty-nine weeks ended September 30, 2023, resulting from net income of $9.2 million and a net decrease of $94.9 million related to our operating assets and liabilities, which was offset by non-cash charges of $190.1 million. Net cash provided by operating activities for the thirty-nine weeks ended September 30, 2023 decreased by $13.2 million, compared to the thirty-nine weeks ended October 1, 2022.
The $13.2 million decrease is primarily due to a $27.5 million increase in interest paid resulting from a higher weighted average face value of debt and interest rates. In addition, we paid a $24.1 million special one-time bonus and related taxes paid in conjunction with the February 2023 dividend payment. These payments were offset by favorable changes in our working capital which includes an $11.6 million decrease in net cash outflow related to our incentive compensation plan, and other movements in our working capital balances which were not individually significant.
Non-cash charges primarily consisted of $89.2 million of operating lease expense, $51.0 million of stock-based compensation expense, $45.1 million of depreciation and amortization expense, and $16.6 million loss on extinguishment of debt, which was partially offset by $12.7 million of other non-cash items.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 30, 2023 consisted primarily of a $84.1 million change in operating lease liabilities, a $14.2 million change in inventory and a $5.5 million change in accrued payroll and related taxes. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in inventories is primarily due to seasonality and the timing of processing. The change in accrued payroll and related taxes resulted primarily from the payment of incentive compensation to our employees. As of December 31, 2022, we accrued $25.0 million which was paid during the first quarter of fiscal year 2023. As of September 30, 2023, we accrued $19.0 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2024.
Net cash provided by operating activities was $117.6 million for the thirty nine weeks ended October 1, 2022, primarily resulting from net income of $58.3 million, after consideration of non-cash charges of $180.2 million and a decrease in cash provided by changes in operating assets and liabilities of $120.8 million. The decrease in net cash provided by operating activities during the first thirty nine weeks of fiscal year 2022 was driven by employee incentive compensation earned in 2021 but paid during the first 13 weeks of 2022. The increased incentive compensation was due to the improvement in the Company’s operating performance during fiscal year 2021 compared to 2020, which was severely impacted by the COVID 19 pandemic. Through the first thirty nine weeks of fiscal year 2022, we paid $37.9 million of employee incentive compensation, compared to $16.5 million during the first thirty nine weeks of fiscal year 2021.
Non-cash charges during the thirty nine weeks ended October 1, 2022, primarily consisted of $86.1 million of operating lease expense, $40.1 million of depreciation and amortization, and $34.9 million of other non-cash charges. Other non-cash charges included $41.7 million of foreign currency losses and $3.9 million in losses on the retirement of property and equipment, which were partially offset by an unrealized gain of $15.2 million on our derivatives. During the thirty nine weeks ended October 1, 2022, the U.S. dollar appreciated in value relative to the Canadian dollar. As a result, we incurred foreign currency remeasurement losses on U.S. dollar-denominated borrowings held by one of our Canadian subsidiaries, which uses the Canadian dollar as its functional currency. Our unrealized gain on derivatives resulted primarily from our Canadian dollar – U.S. dollar cross currency swaps.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended October 1, 2022, consisted primarily of a $82.9 million decrease in operating lease liabilities, a $17.0 million decrease in accrued payroll and related taxes, a $10.0 million increase in prepaid expenses and other current assets, and a $9.2 million increase in trade and other receivables.
The $17.0 million decrease in accrued payroll and related taxes resulted primarily from the payment of incentive compensation to our employees. As of January 1, 2022, we accrued $35.3 million related to employee incentive compensation, which was subsequently paid during the thirty nine weeks ended October 1, 2022. As of October 1, 2022, we had accrued $17.7 million for employee incentive compensation, the majority of which we paid in the first thirteen weeks of fiscal year 2023. The decrease in operating lease liabilities during the thirty nine weeks ended October 1, 2022, resulted from payments toward our lease liabilities. The increase in prepaid expenses and other current assets resulted primarily from an increase in prepaid taxes and capitalized expenditures related to our IPO. The increase in trade and other receivables resulted primarily from an increase in sales volume and more favorable pricing in our wholesale operations.
Cash used in investing activities
Net cash used in investing activities was $75.4 million for the thirty-nine weeks ended September 30, 2023 and $81.4 million for the thirty-nine weeks ended October 1, 2022. Expenditure in both periods consisted primarily of capital maintenance and investments in our store build-outs, CPCs, ABPs, and store enhancement initiatives, which are reported as purchases of property and equipment.
Cash used in financing activities
Net cash used in financing activities was $16.1 million for the thirty-nine weeks ended September 30, 2023 and $11.5 million for the thirty-nine weeks ended October 1, 2022. Net cash used in financing activities during the thirty-nine weeks ended September 30, 2023 consisted primarily of $524.9 million of net proceeds from the issuance of our Senior Secured Notes and $306.0 million of net proceeds from our IPO, offset by $546.4 million in principal payments on our long-term debt, the payment of $262.2 million in dividends and a net repayment of $42.0 million on our Revolving Credit Facility.
Net cash used in financing activities during the thirty-nine weeks ended October 1, 2022 consisted primarily of $8.9 million in payments towards the principal balance of our long-term debt.
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
Upon completion of our IPO on July 3, 2023, the Company ceased to be an EGC under the JOBS Act. See Note 1 of our unaudited financial statements for additional details regarding our EGC status.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with variable rate debt under our Senior Secured Credit Facilities and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, we manage our exposure to these risks through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow, and market exposures arising from changes in interest rates and foreign exchange rates. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to “Note 6. Derivative Financial Instruments” for additional information.
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of September 30, 2023, we had borrowings on the Term Loan Facility of $323.3 million but no advances under our Revolving Credit Facility. Our variable rate debt uses Term SOFR as a reference rate and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest to the extent we are not fully hedged.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1.00% increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of September 30, 2023.
To reduce our exposure to fluctuations in interest rates, we enter into interest rate swaps. These interest rate swaps reduce our exposure to interest rate movements and effectively convert a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of September 30, 2023, our exposure to future interest rate movements will be reduced by 85.1%.
Foreign currency exchange risk
In addition to our U.S. businesses, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into U.S. dollars, which is the reporting currency of the Company. For the thirty-nine weeks ended September 30, 2023, approximately 45.5% of our net sales were denominated in a currency other than the U.S. dollar. For the thirty-nine weeks ended September 30, 2023, a hypothetical 10% strengthening of the U.S. dollar to the Canadian dollar would decrease our net sales by $47.5 million (and vice versa). A hypothetical 10% change in the relative fair value of the U.S. dollar to the Australian dollar would not have a material impact on our operations. We will be susceptible to fluctuations in our local currency compared to foreign currency if we do not hedge the exchange rate exposure. As such, we routinely enter into currency forwards and cross currency swap contracts to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2023. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
•The only opportunity to achieve a return on your investment in our Company may be if our stock price appreciates and you sell your shares at a profit.
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

Our store leases are generally for extended terms with a typical initial term of 10 years, with an average remaining term of approximately 6.8 years as of September 30, 2023. The majority of our leases contain provisions for base rent and a small number of our leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. We may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming locations. If we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations for the rent differential or if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing locations, which can have a material and adverse effect on us.
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
As of September 30, 2023, we operated 157 stores in Canada and 12 stores in Australia. Our operations in these non-U.S. jurisdictions require us to understand the retail climate and trends, customs and cultures, seasonal differences, business practices and competitive conditions in those jurisdictions. We are also required to familiarize ourselves with the laws, rules, regulations and government of each of those jurisdictions. Operations in each jurisdiction also require us to develop the appropriate in-country infrastructure, identify suitable partners for local operations and successfully integrate operations in that jurisdiction with our overall operations while effectively communicating and implementing company policies and practices. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations, potentially adverse tax and transfer pricing considerations, limitations on the repatriation and investment of funds outside of the country where earned, trade regulations, the risk of sudden policy or regulatory changes, the risk of political, economic and civil instability and labor unrest and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
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
In addition our Canadian and Australian operations use a functional currency other than the U.S. dollar. For the thirty-nine weeks ended September 30, 2023, 45.5% of our net sales were derived from markets outside the United States. We are exposed to currency translation risk because the results of our international businesses in some countries are generally reported in local currency, which we then translate to U.S. dollars we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.
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
In September 2022, one retail store in Ontario, Canada voted to be represented by a union. Collective bargaining is ongoing. We have been bargaining with the union on a proposed collective agreement since late 2022. We meet with the union periodically, and we expect bargaining to continue through the fourth quarter of 2023, and potentially into the first quarter of 2024, before a final collective agreement is reached. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including increases in our labor costs, which could harm our business, results of operations and financial condition.

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
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our customers, employees and other individuals. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States, Canada and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (“CPRA”). The CPRA creates additional obligations relating to personal information that took effect on January 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, the CCPA has prompted other states to propose and enact similar laws and regulations relating to privacy. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) which became effective on January 1, 2023; in May 2022 Connecticut enacted the Connecticut Data Privacy Act which took effect on July 1, 2023 (“CTDPA”); and in March 2023 Utah enacted the Utah Consumer Privacy Act (“UCPA”) which will become effective December 31, 2023. The CDPA, CTDPA and UCPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
We have significant operations in Canada and Australia, and must comply with data privacy laws in both jurisdictions. In Canada, our collection, use, disclosure and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies in all Canadian provinces except, in certain contexts, Alberta, British Columbia and Québec, as well as to the transfer of personal information across provincial or international borders. PIPEDA imposes stringent personal information protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use and disclose personal information, which includes consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but, among other differences, all three additionally apply to our handling of our own employees’ personal data within their respective provinces. As of September 22, 2023, Québec’s privacy act took effect, which includes transparency and data impact assessments requirements and also imposes severe financial penalties for certain offenses like unlawful use of personal information and failure to report confidentiality incidents. We may incur additional costs and expenses related to compliance with these laws. We are also subject to Canada’s anti-spam legislation (“CASL”) which includes rules governing commercial electronic messages, which include marketing emails, text messages and social media messages. Under these rules, we must follow certain standards when sending marketing messages, and, among other requirements, are prohibited from sending them without the recipient’s consent (or there is a statutory exception to the requirement for consent), and can be held liable for violations. In Australia, the Privacy Act 1988 and the Australian Privacy Principles (“APPs”) regulate the handling of personal information, which is defined in similar terms to the CCPA. The Privacy Act and the APPs set out data protection principles for how personal information should be collected, used, stored and disclosed, and when an entity must provide notice if personal information has been lost or accessed without authorization. The Privacy Act also gives the Australian Information Commissioner the power to conduct investigations, and contains civil penalties for breach. Updates to the Privacy Act in 2023 increased the civil penalties available for serious and repeated breach events. Additional changes are expected in the next year. We are also subject to the Spam Act 2003 and may be subject to the Do Not Call Register Act 2006 which regulate the sending of commercial electronic messages and telemarketing activities. To the extent our operations further expand internationally, we may become subject to additional laws and regulations relating to privacy and data protection.
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
As a public company, we have and will continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, upon completion of our IPO, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. We expect that the requirements of operating as a public company will increase our legal and financial compliance and investor relations costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We also expect to incur expenses and devote effort to establishing an internal investor relations function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of those costs.
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
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, environmental protection, waste management, sustainability, data security, network and information systems security, data protection and privacy. For example, on July 26, 2023, the SEC also adopted final rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and to annually disclose their cybersecurity risk management, strategy, and governance. In addition, we expect to be subject to newly enacted laws in the State of California that will require certain businesses operating in California to prepare climate-related financial risk report and publicly disclose Scope 1, 2 and 3 greenhouse gas emission with third-party assurance. If we were to further expand internationally, we could be subject to additional regulation.
The resale of secondhand items is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the U.S. Federal Trade Commission (the “FTC”), the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from jurisdiction to jurisdiction and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous NPPs and their donors located in approximately 29 U.S. states, and the items we receive from our NPPs and their donors may contain materials such as ivory, fur, snakeskin and other exotic animal product components, that are subject to regulation in the United States and overseas. In Canada, we follow the Wild Animal and Plant Protection and Regulation of International and Interprovincial Trade Act, which, among other things, restricts the sale of ivory and other protected species. In Australia, we are prohibited from trading in certain animal products because Australia is a signatory to the Convention on International Trade in Endangered Species of Wild Fauna and Flora. Failure of our employees to identify prohibited items and remove them from the sale process could lead to violations of regulations or other claims against us, resulting in increased legal expenses and costs. Moreover, in connection with our marketing and advertisement practices, we have been in the past, are currently and may in the future be, the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Failure by us to prevail on existing claims relating to false or deceptive advertising, effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brands, adversely impact our relationships with our NPPs and subject us to penalties and fines.
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
If our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us. Unfavorable changes or interpretations could decrease demand for our merchandise, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities.
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
We have a significant amount of indebtedness. As of September 30, 2023, our total indebtedness was $818.3 million, including $323.3 million aggregate principal amount outstanding under our Senior Secured Credit Facilities and $495.0 million aggregate principal amount of Notes under the indenture dated as of February 6, 2023, by and among Evergreen AcqCo 1 LP, TVI, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Indenture”). Under the Senior Secured Credit Facilities, we have the Term Loan Facility and the Revolving Credit Facility. As of September 30, 2023, we had no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $73.8 million was available to borrow.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Secured Credit Facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2023, we had no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $73.8 million was available to borrow. The Senior Secured Credit Facilities provides for additional uncommitted incremental loans of up to the greater of $136 million and 100% of EBITDA for the most recent four fiscal quarters, plus certain other amounts, with additional incremental loans available if certain leverage ratios are maintained. Of the incremental loans, $15.0 million was permitted to be (and was utilized as) incremental commitments under the Revolving Credit Facility. All of those borrowings would be secured by first-priority liens on our property.
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
In addition to cash we generate from our business, our principal existing source of liquidity is borrowings available under the Revolving Credit Facility. As of September 30, 2023, there were no advances on the Revolving Credit facility, there were $1.2 million of letters of credit outstanding and $73.8 million was available to borrow. The inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
We are subject to risks associated with our indebtedness and debt service, including risks related to changes in interest rates.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed has remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Based on amounts outstanding as of on September 30, 2023, each 100 basis point change in interest rates would result in a $3.2 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” We enter into interest rate swaps that hedge against changes in interest rates under the Senior Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments or other instruments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps or other instruments we enter into may not fully mitigate our interest rate risk.
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
•limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
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
•the existence of the share repurchase program and any repurchases made or not made under such program, or the modification, suspension or termination of the program;
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
We currently do not intend to pay dividends on our common stock, our indebtedness could limit our ability to pay dividends on our common stock and we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.
We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on or to repurchase or redeem, shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you pay. We cannot be sure that we will pay dividends in the future or continue to pay dividends if we do commence paying dividends.
In addition, we announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice, which may result in a decrease in the price of our common stock. The amount, timing, and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. Any repurchases will be funded by available cash and cash equivalents. Even if the share repurchase program is fully implemented, it may not enhance long-term stockholder value, and the program could affect the price of our common stock, increase volatility, further limit our “public float” and diminish our cash reserves.
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
We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.
The continuing control of our company, including the right to designate individuals to be included in the slate of nominees for election to our board of directors, by the Ares Funds, whose interests may conflict with our interests and those of other stockholders. As such, the Ares Funds may be able to influence or control our affairs and policies.
The Ares Funds beneficially own 83.9% of our common stock. Pursuant to the Stockholders Agreement between the Ares Funds and the Company, dated as of July 3, 2023, the Ares Funds have the right to designate a number of individuals to be included in the slate of nominees for election to our board of directors equal to the greater of up to six directors and the number of directors comprising a majority of our board of directors for so long as the Ares Funds own 40% or more of the outstanding shares of our common stock. The Stockholders Agreement provides that the Ares Funds will be able to nominate a specified number of directors to our board based on its beneficial ownership of our common stock.
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
Funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares control a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. For example, in March 2022, the SEC issued a proposed rule requiring public companies to disclose information regarding their climate-related risks in their annual filings and registration statements. On July 26, 2023, the SEC also adopted final rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and to annually disclose their cybersecurity risk management, strategy, and governance. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
New rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
None.
(b)Use of Proceeds
The registration statement related to our IPO was declared effective on June 28, 2023, and our common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. Net proceeds to the Company from the IPO were $295.0 million after deducting underwriting discounts and commissions of $22.8 million and offering expenses of $19.7 million. On July 3, 2023 and July 5, 2023, respectively, the Company used the net proceeds from its IPO together with cash on its balance sheet to redeem $55.0 million aggregate principal amount of Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility. In addition to paying accrued interest on these borrowings, the Company also paid a premium of 3%, or $1.7 million, on the partial redemption of the Notes. These transactions resulted in a loss on extinguishment of debt of $10.6 million.
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
(c)Issuer Purchases of Equity Securities
Savers Value Village announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. The Company did not repurchase any of its shares during the third quarter of 2023.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the third quarter of 2023, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
William Allen, a member of our Board of Directors, entered into a Rule 10b5-1 Plan on September 15, 2023. Mr. Allen’s plan provides for the potential exercise of vested stock options and the associated sale of up to 55,104 shares of Savers common stock. The plan expires on September 30, 2024, or upon earlier completion of all authorized transactions under the plan.
Robyn Collver, a member of our Board of Directors, entered into a Rule 10b5-1 Plan on September 15, 2023. Ms. Collver’s plan provides for the potential exercise of vested stock options and the associated sale of up to 30,737 shares of Savers common stock. The plan expires on September 30, 2024, or upon earlier completion of all authorized transactions under the plan.
Jubran Tanious, President and Chief Operating Officer, entered into a Rule 10b5-1 Plan on September 15, 2023. Mr. Tanious’ plan provides for the potential exercise of vested stock options and the associated sale of up to 428,105 shares of Savers common stock. The plan expires on December 31, 2024, or upon earlier completion of all authorized transactions under the plan.
Mindy Geisser, Chief People Services Officer, entered into a Rule 10b5-1 Plan on September 15, 2023. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 104,000 shares of Savers common stock. The plan expires on December 31, 2024, or upon earlier completion of all authorized transactions under the plan.
Richard Medway, General Counsel, Chief Compliance Officer and Secretary, entered into a Rule 10b5-1 Plan on September 15, 2023. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 160,004 shares of Savers common stock. The plan expires on December 31, 2024, or upon earlier completion of all authorized transactions under the plan.
Scott Estes, Senior Vice President of Finance, entered into a Rule 10b5-1 Plan on September 7, 2023. Mr. Este’s plan provides for the potential exercise of vested stock options and the associated sale of up to 158,400 shares of Savers common stock. The plan expires on August 14, 2024, or upon earlier completion of all authorized transactions under the plan.
Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of the Company
3.2**	Amended and Restated Bylaws of the Company
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023, formatted in Inline XBRL (included within Exhibit 101).
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

Date:	November 10, 2023	By:	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer and Treasurer (Principal Financial Officer)