Form 10-Q
period 2024-03-30
Savers Value Village, Inc.
filed 2024-05-10
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

The registrant had outstanding 161,794,013 shares of common stock as of May 8, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. Forward looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including competition, growth and trends in our markets and industry; our strategies, outcomes and prospects; our expectations, beliefs, plans, objectives, assumptions; and future events or performance made in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Interim Condensed Consolidated Financial Statements (unaudited)” are forward-looking statements.

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
•our failure to properly hire and to retain key personnel and other qualified personnel or to manage labor costs;
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
•the outbreak of viruses or widespread illness, such as the recent COVID-19 pandemic, natural disasters or other highly disruptive events and regulatory responses thereto; and
•other factors set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024.
These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance.
Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which it is made, and while we believe that information forms a reasonable basis for such statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Moreover, factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We are not under any obligation (and we specifically disclaim any such obligation) to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	March 30, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$102,183	$179,955
Trade receivables, net	12,557	11,767
Inventories	35,325	32,820
Prepaid expenses and other current assets	31,911	25,691
Derivative assets – current	36,133	7,691
Total current assets	218,109	257,924
Property and equipment, net	236,068	229,405
Right-of-use lease assets	515,224	499,375
Goodwill	681,520	687,368
Intangible assets, net	163,977	166,681
Other assets	3,057	3,133
Derivative assets – non-current	—	23,519
Total assets	$1,817,955	$1,867,405
Current liabilities:
Accounts payable and accrued liabilities	$93,447	$92,550
Accrued payroll and related taxes	44,001	65,096
Lease liabilities – current	77,829	79,306
Current portion of long-term debt and short-term borrowings	6,000	4,500
Total current liabilities	221,277	241,452
Long-term debt, net	735,863	784,593
Lease liabilities – non-current	438,994	419,407
Deferred tax liabilities, net	6,954	27,909
Other liabilities	19,910	17,989
Total liabilities	1,422,998	1,491,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 161,728 and 160,453 shares issued and outstanding	—	—
Additional paid-in capital	615,196	593,109
Accumulated deficit	(248,008)	(247,541)
Accumulated other comprehensive income	27,769	30,487
Total stockholders’ equity	394,957	376,055
Total liabilities and stockholders’ equity	$1,817,955	$1,867,405
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	$354,172	$345,684
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	158,164	145,753
Salaries, wages and benefits	83,697	92,632
Selling, general and administrative	77,743	77,045
Depreciation and amortization	18,301	14,484
Total operating expenses	337,905	329,914
Operating income	16,267	15,770
Other (expense) income
Interest expense, net	(16,076)	(24,470)
(Loss) gain on foreign currency, net	(956)	1,295
Other expense, net	(106)	(216)
Loss on extinguishment of debt	(4,088)	(6,011)
Other expense, net	(21,226)	(29,402)
Loss before income taxes	(4,959)	(13,632)
Income tax benefit	(4,492)	(3,437)
Net loss	(467)	(10,195)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,893)	(266)
Cash flow hedges	(825)	(3,647)
Other comprehensive loss	(2,718)	(3,913)
Comprehensive loss	$(3,185)	$(14,108)
Net loss per share, basic	$(0.00)	$(0.07)
Net loss per share, diluted	$(0.00)	$(0.07)
Basic weighted average shares outstanding	161,247	141,695
Diluted weighted average shares outstanding	161,247	141,695
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(All amounts in thousands, except per share amounts, unaudited)

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation expense	—	—	19,129	—	—	19,129
Stock issued under stock incentive plans, net	1,275	—	2,958	—	—	2,958
Comprehensive loss	—	—	—	(467)	(2,718)	(3,185)
Balance at March 30, 2024	161,728	$—	$615,196	$(248,008)	$27,769	$394,957

Balance at December 31, 2022	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Stock-based compensation expense	—	—	917	—	—	917
Stock issued under stock incentive plans, net	158	—	(150)	—	—	(150)
Repurchase of common stock prior to IPO	(13)	—	(195)	—	—	(195)
Dividends declared, $1.32 per share	—	—	—	(262,213)	—	(262,213)
Comprehensive loss	—	—	—	(10,195)	(3,913)	(14,108)
Balance at April 1, 2023	141,735	$—	$226,899	$(310,851)	$35,538	$(48,414)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net loss	$(467)	$(10,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,129	917
Amortization of debt issuance costs and debt discount	1,401	1,466
Depreciation and amortization	18,301	14,484
Operating lease expense	31,450	29,392
Deferred income taxes, net	(20,811)	(8,611)
Loss on extinguishment of debt	4,088	6,011
Other items	(1,991)	(3,905)
Changes in operating assets and liabilities:
Trade receivables	(683)	(1,043)
Inventories	(2,590)	(3,328)
Prepaid expenses and other current assets	(6,291)	(1,014)
Accounts payable and accrued liabilities	1,234	2,351
Accrued payroll and related taxes	(20,465)	(14,292)
Operating lease liabilities	(29,283)	(27,830)
Other liabilities	1,178	763
Net cash used in operating activities	(5,800)	(14,834)
Cash flows from investing activities:
Purchases of property and equipment	(22,494)	(20,799)
Settlement of derivative instruments, net	(59)	(51)
Net cash used in investing activities	(22,553)	(20,850)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	529,247
Principal payments on long-term debt	(51,000)	(235,463)
Payment of debt issuance costs	(111)	(4,359)
Prepayment premium on extinguishment of debt	(1,485)	—
Advances on revolving line of credit	—	35,000
Repayments of revolving line of credit	—	(47,000)
Proceeds from stock option exercises	2,958	—
Dividends paid	—	(262,235)
Repurchase of shares and shares withheld to cover taxes	—	(345)
Settlement of derivative instrument, net	2,362	1,785
Principal payments on finance lease liabilities	(346)	—
Net cash (used in) provided by financing activities	(47,622)	16,630
Effect of exchange rate changes on cash and cash equivalents	(1,797)	(124)
Net change in cash and cash equivalents	(77,772)	(19,178)
Cash and cash equivalents at beginning of period	179,955	112,132
Cash and cash equivalents at end of period	$102,183	$92,954
Supplemental disclosures of cash flow information:
Interest paid on debt	$32,057	$17,841
Income taxes paid, net	$4,584	$4,982
Supplemental disclosure of noncash investing activities:
Noncash capital expenditures	$6,587	$2,820
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of March 30, 2024 and for the thirteen weeks ended March 30, 2024 and April 1, 2023, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The condensed consolidated balance sheet at December 30, 2023, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 30, 2023, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Note 2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in the Company’s consolidated financial statements as of and for the fiscal year ended December 30, 2023.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale during each of the periods presented:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023
Retail sales	$336,795	$327,428
Wholesale sales	17,377	18,256
Total net sales	$354,172	$345,684

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
Note 3. Indebtedness
Debt consisted of the following:

(in thousands)	March 30, 2024	December 30, 2023
Senior Secured Notes	$445,500	$495,000
Term Loan Facility	320,256	321,756
Total face value of debt	765,756	816,756
Less: current portion of long-term debt and short-term borrowings	6,000	4,500
Less: unamortized debt issuance costs and debt discount	23,893	27,663
Long-term debt, net	$735,863	$784,593
On January 30, 2024, the Company entered into an amendment (the “Third Amendment”) to its Senior Secured Credit Facilities. Among other things, the Third Amendment (i) removes the SOFR adjustment margin, (ii) reduces the margin on existing borrowings under the Term Loan Facility from a range of 4.25% to 5.50% to a range of 2.75% to 4.00%, (iii) revises the leverage-based pricing grid applicable to borrowings under the Term Loan Facility such that, among other things, a lower leverage ratio than was previously required is needed to obtain a 0.25% reduction in margin, (iv) provides for a 0.25% reduction of the margin applicable to term loan borrowings if the Company achieves certain public corporate family ratings and (v) increases the limit on the customary incremental uncommitted revolving credit facility that does not require consent of the required lenders to the greater of (a) $102.0 million and (b) 50% of EBITDA for the prior four quarters. The Third Amendment resulted in a loss on extinguishment of debt of $0.7 million.
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
As of March 30, 2024, there were no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $73.8 million was available to borrow.

Note 4. Fair Value Measurements
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
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at March 30, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,000	$—	$—	$14,000
Interest rate swaps	—	10,023	—	10,023
Cross currency swaps	—	26,102	—	26,102
Forward contracts	—	8	—	8
Total	$14,000	$36,133	$—	$50,133
Liabilities:
Cross currency swaps	$—	$78	$—	$78
Forward contracts	—	108	—	108
Total	$—	$186	$—	$186
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 30, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$90,000	$—	$—	$90,000
Interest rate swaps	—	10,379	—	10,379
Cross currency swaps	—	20,831	—	20,831
Total	$90,000	$31,210	$—	$121,210
Liabilities:
Cross currency swaps	$—	$466	$—	$466
Forward contracts	—	384	—	384
Total	$—	$850	$—	$850
Money market funds consist of short-term deposits with an original maturity of three months or less. Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent pricing services and the Company obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.

The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $480.3 million and $525.5 million at March 30, 2024 and December 30, 2023, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at March 30, 2024 and December 30, 2023.
Note 5. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in interest and foreign currency exchange rates through the use of derivative financial instruments. Derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 4 for information on the fair value of our derivative instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses derivative financial instruments to manage its exposure to foreign currency exchange rate risk, specifically U.S. Dollar (“USD”) – Canadian Dollar (“CAD”) cross currency swaps and forward sales of CAD. These instruments lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of March 30, 2024 and December 30, 2023, cross currency swaps with notional amounts of $275.0 million were outstanding. Additionally, as of March 30, 2024 and December 30, 2023, the Company’s forward contracts had USD equivalent gross notional amounts of $59.8 million and $33.2 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.
The Company has agreements with each of its derivative counterparties that contain a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on its indebtedness.
At March 30, 2024 and December 30, 2023, interest rate swaps with notional amounts of $275.0 million were outstanding. In April 2024, the Company terminated its interest rate swaps, resulting in net proceeds of $10.3 million.

The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts were as follows:

(in thousands)	Balance Sheet Location	March 30, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$8	$—
Cross currency swaps	Derivative asset – current	26,102	—
Cross currency swaps	Derivative asset – non-current	—	20,831
Total derivatives in an asset position		$26,110	$20,831
Forward contracts	Accounts payable and accrued liabilities	$108	$384
Cross currency swaps	Accounts payable and accrued liabilities	78	466
Total derivatives in a liability position		$186	$850
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$10,023	$7,691
Interest rate swaps	Derivative asset – non-current	—	2,688
Total derivatives in an asset position		$10,023	$10,379
Total deferred gain	Accumulated other comprehensive income	$12,220	$13,045
The impact of derivative financial instruments on the unaudited interim condensed consolidated statements of operations and comprehensive loss was as follows:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023
Gain (loss) on forward contracts recognized in (loss) gain on foreign currency, net	$271	$(65)
Gain on cross currency swaps recognized in (loss) gain on foreign currency, net	$5,614	$689
Gain on interest rate swaps recognized in interest expense, net	$3,024	$2,394
The table below presents the effect of cash flow hedge accounting on other comprehensive loss, net of tax:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023
Gain (loss) recognized in other comprehensive loss	$2,199	$(1,253)
Gain reclassified from accumulated other comprehensive income into net loss	$3,024	$2,394
Amounts reclassified from accumulated other comprehensive income into net loss are recognized in interest expense, net. Within the next 12 months, the Company estimates that an additional $10.8 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.

Note 6. Segment Information
The Company has two reportable segments: U.S. Retail and Canada Retail. In addition to its two reportable segments, the Company has retail stores in Australia and wholesale operations, both of which are classified within Other.
The Company evaluates the performance of its segments based on Segment Profit, which it defines as operating income, exclusive of corporate overhead and allocations, asset impairments as applicable, and certain separately disclosed unusual or infrequent items. Segment Profit, as defined herein, may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of Operating income, Net loss, or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.
Our segment results were as follows:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023
Net sales:
U.S. Retail	$192,580	$184,021
Canada Retail	134,119	133,273
Other	27,473	28,390
Total net sales	$354,172	$345,684
Segment profit:
U.S. Retail	$41,791	$42,484
Canada Retail	35,530	33,968
Other	8,485	9,562
Total segment profit	85,806	86,014
General corporate expenses	51,238	55,760
Depreciation and amortization	18,301	14,484
Operating income	16,267	15,770
Interest expense, net	(16,076)	(24,470)
(Loss) gain on foreign currency, net	(956)	1,295
Other expense, net	(106)	(216)
Loss on extinguishment of debt	(4,088)	(6,011)
Loss before income taxes	(4,959)	(13,632)
Income tax benefit	(4,492)	(3,437)
Net loss	$(467)	$(10,195)

Note 7. Net Loss Per Share
Basic and diluted net loss per share were as follows:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 30, 2024	April 1, 2023
Numerator
Net loss	$(467)	$(10,195)
Denominator
Basic weighted average common shares outstanding	161,247	141,695
Dilutive effect of employee stock options and awards	—	—
Diluted weighted average common shares outstanding (1)	161,247	141,695
Net loss per share
Basic	$(0.00)	$(0.07)
Diluted	$(0.00)	$(0.07)
(1)For the thirteen weeks ended March 30, 2024, the calculation of diluted net loss per share excludes the effect of 8,118 potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised, would have been antidilutive. For the thirteen weeks ended April 1, 2023, the calculation of diluted net loss per share excludes the effect of 4,644 potential shares of common stock relating to awards of stock options that, if exercised, would have been antidilutive.
Note 8. Stock-based Compensation
Stock-based Compensation
Stock-based compensation expense for the thirteen weeks ended March 30, 2024 and April 1, 2023 was $19.1 million and $0.9 million, respectively.
Time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over five years from the date of grant, provided the participant continues to be employed by, or provide service to, the Company through each vesting date.
The following table summarizes the activity related to time-based options as of March 30, 2024:

(in thousands, except per share and remaining term amounts)	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,530	$5.99	6.93	$85,774
Granted	475	19.70
Exercised	(1,183)	2.37
Outstanding at March 30, 2024	6,822	7.57	7.12	80,079
Exercisable at March 30, 2024	3,463	3.57	6.11	54,413

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
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirteen weeks ended March 30, 2024, we recognized $16.8 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period.
The following table summarizes the activity related to performance-based options as of March 30, 2024:

(in thousands, except per share and remaining term amounts)	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,948	$2.05	5.78	$121,750
Exercised	(93)	1.61
Forfeited or expired	(277)	1.61
Outstanding at March 30, 2024	7,578	2.08	5.80	130,314
Exercisable at March 30, 2024	1,895	2.08	5.80	32,579
Restricted Stock Units
Restricted stock units (“RSUs”) containing only a service condition generally vest in equal annual installments over a one-year or three-year period from the date of grant, provided the participant continues to be employed by, or provides service to, the Company through each vesting date.
The following table summarizes the activity related to RSUs as of March 30, 2024:

(in thousands, except per share amounts)	Number of units	Weighted average grant-date fair value per share
Unvested at December 30, 2023	547	$22.81
Granted	469	19.70
Forfeited	(5)	22.59
Unvested at March 30, 2024	1,011	21.37
Note 9. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended March 30, 2024 and April 1, 2023 was 90.6% and 25.2%, respectively. The effective tax rates differed from the federal statutory rate primarily due to changes in the valuation allowances, tax credits, withholding taxes, state income taxes, Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Internal Revenue Code Section 162(m) excess compensation, excess tax benefits related to stock option exercises and foreign rate differential.

In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of March 30, 2024, the Company had an $11.1 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
Note 10. Commitments and Contingencies
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
Note 11. Subsequent Events
Acquisition of Thrift Store Chain
On May 6, 2024, the Company acquired, for an immaterial amount, 2 Peaches Group, LLC, a thrift store chain with seven locations in the Atlanta, Georgia metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S. For the period of May 7, 2024 to December 28, 2024, the acquisition is expected to generate approximately $7 million in net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 30, 2023 and related notes included in our Annual Report on Form 10-K filed with the SEC on March 8, 2024 (our “Annual Report”). Unless the context otherwise requires, all references in this section to “Savers Value Village”, ”the Company”, “we”, “us” or “our” refer to the business of Savers Value Village, Inc..
This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations and reflect our plans, estimates and beliefs. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” in our Annual Report or in other parts of this Quarterly Report.
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada and operate a total of 326 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique®, and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”) either directly from them or via on-site donations (“OSDs”) at Community Donation Centers (“CDCs”) at our stores as well as through GreenDrop’s mobile donation stations. We then process, select, price, merchandise and sell these items in our stores. Items that are not sold to our retail customers are marketed to wholesale customers, who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source are sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of March 30, 2024, we had 5.5 million total active members enrolled in our U.S. and Canadian loyalty programs each of whom have made a purchase within the last 12 months, compared to 4.9 million total active members as of April 1, 2023. Active members drove 70.9% of point-of-sale transaction value during the twelve months ended March 30, 2024, compared to 69.8% of point-of-sale transaction value during the twelve months ended April 1, 2023. Beginning in the third quarter of fiscal 2023, the Company updated its active loyalty member statistics for both fiscal 2023 and fiscal 2022 to include all stores.
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

We purchase merchandise from our NPPs which provides them with revenue to support their community-focused missions. From 2018 to 2023, over 90% of our supply was locally sourced, delivering a broad and diverse selection to our customers and fostering a sense of community. Our stores deliver a broad selection for our customers and at the same time reduce transportation costs and emissions typically associated with the production and distribution of new merchandise.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended March 30, 2024 (the “first quarter”) compared to the thirteen weeks ended April 1, 2023:
•Net sales increased 2.5% to $354.2 million.
•Comparable store sales increased 0.3%, with the U.S. up 2.3% and Canada down 2.6%.
•Sales yield increased 1.4% to $1.41 per pound.
•The Company ended the first quarter with 326 stores, increasing its store count by 2.8%.
•Net loss of $0.5 million, or $0.00 per diluted share.
•Adjusted net income increased 32.3% to $13.9 million and Adjusted net income per diluted share was $0.08.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) increased 2.1% to $60.3 million, and Adjusted EBITDA margin decreased 10 basis points to 17.0%. Changes in foreign currency rates positively impacted Adjusted EBITDA by $0.2 million during the first quarter.
•Total active members enrolled in our U.S. and Canadian loyalty programs increased 12.2% to 5.5 million.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Measures” below.
Sales yield is presented on a currency neutral and comparable store basis. For additional information on sales yield, see “Key Performance Indicators” below.

Recent Developments
Derivative Financial Instruments
In April 2024, we terminated our interest rate swaps and cross currency swaps realizing net proceeds of $38.4 million.
Acquisition of Thrift Store Chain
On May 6, 2024, the Company acquired, for an immaterial amount, 2 Peaches Group, LLC, a thrift store chain with seven locations in the Atlanta, Georgia metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S. For the period of May 7, 2024 to December 28, 2024, the acquisition is expected to generate approximately $7 million in net sales.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Comparable Store Sales Growth (1)
United States	2.3%	5.6%
Canada	(2.6)%	9.0%
Total (2)	0.3%	7.2%
Number of Stores
United States	155	152
Canada	159	153
Total (2)	326	317
Other Metrics
Pounds Processed (Ibs mm)	238	240
Sales yield (3)	$1.41	$1.39
Cost of merchandise sold per pound processed	$0.66	$0.61
(1)Comparable store sales growth is the percentage change in comparable store sales over the comparable period in the prior fiscal year. We define comparable store sales to be sales by stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. In fiscal year 2023, comparable store sales growth excludes stores acquired in the 2nd Ave. acquisition because those stores were not yet fully integrated during the prior year comparative period. Comparable store sales growth is measured in local currency for Canada, while total comparable store sales growth is measured on a constant currency basis.
(2)Total comparable store sales growth and total number of stores include our Australia retail locations, in addition to retail stores in the U.S. and Canada.
(3)We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis.
Comparable store sales growth
Comparable store sales growth provides us with visibility into top-line performance on a like-for-like basis excluding new stores opened in the current or previous reporting period and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended March 30, 2024, our comparable store sales growth was 0.3%, primarily reflecting an increase in average basket size and transaction count in our U.S. Retail segment, partially offset by a decline in transaction count in our Canada Retail segment. During the thirteen weeks ended April 1, 2023, our comparable store sales growth was 7.2%, primarily reflecting growth in transaction count.
Number of stores
Our number of stores provides us visibility into our scale of operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing the number of stores in low-growth markets.
Our number of open stores increased to 326 stores as of March 30, 2024, from 317 stores as of April 1, 2023. The increase in stores resulted from the opening of three new stores in the U.S. and six new stores in Canada.

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
During the thirteen weeks ended March 30, 2024, we processed 238 million pounds of supply, of which 71.9% was comprised of supply from OSDs and GreenDrop. During the thirteen weeks ended April 1, 2023, we processed 240 million pounds of supply, of which 68.3% was comprised of supply from OSDs and GreenDrop.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
On a currency neutral and comparable store basis, our sales yield for the thirteen weeks ended March 30, 2024 was $1.41, compared to $1.39 for the thirteen weeks ended April 1, 2023. The 1.4% improvement in sales yield primarily reflects an increase in average selling price.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended March 30, 2024 was $0.66, compared to $0.61 for the thirteen weeks ended April 1, 2023, primarily reflecting higher material, personnel and freight costs.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024		April 1, 2023
Net sales	$354,172	100.0%	$345,684	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	158,164	44.7	145,753	42.1
Salaries, wages and benefits	83,697	23.6	92,632	26.8
Selling, general and administrative	77,743	22.0	77,045	22.3
Depreciation and amortization	18,301	5.1	14,484	4.2
Total operating expenses	337,905	95.4	329,914	95.4
Operating income	16,267	4.6	15,770	4.6
Other (expense) income
Interest expense, net	(16,076)	(4.5)	(24,470)	(7.1)
(Loss) gain on foreign currency, net	(956)	(0.3)	1,295	0.4
Other expense, net	(106)	—	(216)	(0.1)
Loss on extinguishment of debt	(4,088)	(1.2)	(6,011)	(1.7)
Other expense, net	(21,226)	(6.0)	(29,402)	(8.5)
Loss before income taxes	(4,959)	(1.4)	(13,632)	(3.9)
Income tax benefit	(4,492)	(1.3)	(3,437)	(1.0)
Net loss	$(467)	(0.1)%	$(10,195)	(2.9)%
Thirteen Weeks Ended March 30, 2024 compared to the Thirteen Weeks Ended April 1, 2023
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Retail sales	$336,795	$327,428	$9,367	2.9%
Wholesale sales	17,377	18,256	(879)	(4.8)
Total net sales	$354,172	$345,684	$8,488	2.5%
Retail net sales increased by $9.4 million, or 2.9%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. The 2.9% increase in retail sales resulted primarily from a 2.8% net increase in the number of stores year-over-year and comparable store sales growth of 0.3%. The impact of foreign currency was de minimis during the thirteen weeks ended March 30, 2024.
Wholesale sales decreased by $0.9 million, or 4.8%, during the thirteen weeks ended March 30, 2024. The decrease resulted primarily from reduced prices charged to our wholesale customers, which was partially offset by an increase in pounds sold during the thirteen weeks ended March 30, 2024.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$158,164	$145,753	$12,411	8.5%
Cost of merchandise sold increased by $12.4 million, or 8.5%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023.

As a percentage of net sales, cost of merchandise sold increased to 44.7% during the thirteen weeks ended March 30, 2024, compared to 42.1% during the thirteen weeks ended April 1, 2023. The increase in cost of merchandise sold as a percentage of net sales for the thirteen weeks ended March 30, 2024 primarily reflects higher material, personnel and freight costs as a percent of sales.
Personnel costs classified within cost of merchandise sold increased to $92.2 million during the thirteen weeks ended March 30, 2024, compared to $89.2 million during the thirteen weeks ended April 1, 2023. The $3.0 million increase in personnel costs resulted primarily from higher wages, benefits and an increase in the number of stores from 317 stores as of April 1, 2023 to 326 stores as of March 30, 2024. Material costs increased primarily as a result of the ramp-up of new Centralized Processing Centers (“CPCs”).
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Retail and wholesale	$47,964	$47,998	$(34)	(0.1)%
Corporate	35,733	44,634	(8,901)	(19.9)
Total salaries, wages and benefits	$83,697	$92,632	$(8,935)	(9.6)%
Salaries, wages and benefits expense decreased by $8.9 million, or 9.6%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023.
Personnel costs for our retail and wholesale operations remained consistent during the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023.
Personnel costs for our corporate employees decreased by $8.9 million. Adjusting for the $18.0 million of IPO-related stock-based compensation incurred during the thirteen weeks ended March 30, 2024 and the $24.1 million special one-time bonus and related taxes incurred during the thirteen weeks ended April 1, 2023 in relation to the issuance of our Senior Secured Notes, personnel costs for our corporate employees decreased $2.8 million primarily reflecting a reduction to annual incentive plan expense.
Selling, general and administrative
The following table presents selling, general and administrative expenses:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Rent and utilities	$44,395	$43,880	$515	1.2%
Repairs and maintenance	7,298	9,808	(2,510)	(25.6)
Professional service fees	4,028	3,616	412	11.4
Supplies	3,798	4,129	(331)	(8.0)
Marketing	2,105	1,421	684	48.1
Other expenses	16,119	14,191	1,928	13.6
Total selling, general and administrative	$77,743	$77,045	$698	0.9%
SG&A increased by $0.7 million, or 0.9%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. The increase in SG&A resulted primarily from a $1.9 million increase in other expenses which includes information technology and general corporate and store expenses, as well as a $0.7 million increase in marketing due to increased store growth and current initiatives. These increases were partially offset by a $2.5 million decrease in repairs and maintenance reflecting reduced store maintenance activities.

Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Depreciation and amortization	$18,301	$14,484	$3,817	26.4%
Depreciation and amortization during the thirteen weeks ended March 30, 2024, increased by $3.8 million, or 26.4%, compared to the thirteen weeks ended April 1, 2023. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, CPCs and Automatic Book Processing systems (“ABPs”), as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Interest expense, net	$(17,699)	$(25,398)	$7,699	(30.3)%
Amortization of debt issuance cost and debt discount	(1,401)	(1,466)	65	(4.4)
Gain on interest rate swaps	3,024	2,394	630	26.3
Total interest expense, net	$(16,076)	$(24,470)	$8,394	(34.3)%
Total interest expense, net decreased $8.4 million, or 34.3%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. This $8.4 million decrease resulted primarily from a $7.7 million decrease in interest expense, net, which was primarily due to a lower weighted average face value of debt. The weighted average face value of debt declined from $1.0 billion during the thirteen weeks ended April 1, 2023 to $802.6 million during the thirteen weeks ended March 30, 2024 primarily due to the timing of debt issuance and debt repayments. Also contributing to the $7.7 million decrease in interest expense, net, was a decline in the weighted average interest rate on our debt from 10.15% to 9.73%. This decline was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 1.51 percentage points.
(Loss) gain on foreign currency, net
The following table presents (loss) gain on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
(Loss) gain on foreign currency remeasurement	$(6,841)	$671	$(7,512)	n/m
Gain on derivative instruments	5,885	624	5,261	n/m
Total (loss) gain on foreign currency, net	$(956)	$1,295	$(2,251)	(173.8)%
____________
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian Dollar (“CAD”) relative to the U.S. Dollar (“USD”). During the thirteen weeks ended March 30, 2024, USD strengthened against CAD resulting in remeasurement losses of $6.8 million arising primarily on USD-denominated debt held by one of our Canadian entities, which was primarily offset by $5.9 million in gains on derivative instruments that we used to manage the USD – CAD exchange rate risk. During the thirteen weeks ended April 1, 2023, we did not experience any material gains or losses related to foreign currency movements.

Other expense, net
The following table presents other expense, net:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Other expense, net	$(106)	$(216)	$110	n/m
____________
n/m – not meaningful
We did not incur material amounts of miscellaneous income or expenses during either the thirteen weeks ended March 30, 2024 or the thirteen weeks ended April 1, 2023.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Loss on extinguishment of debt	$(4,088)	$(6,011)	$1,923	(32.0)%
During the thirteen weeks ended March 30, 2024, loss on extinguishment of debt of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of Senior Secured Notes on March 4, 2024.
In connection with the issuance of the Senior Secured Notes on February 6, 2023, we repaid $233.4 million of outstanding borrowings under the Term Loan Facility, which resulted in a loss on debt extinguishment of $6.0 million during the thirteen weeks ended April 1, 2023.
Income tax benefit
The following table presents income tax benefit:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Income tax benefit	$(4,492)	$(3,437)	$(1,055)	30.7%
During the thirteen weeks ended March 30, 2024, we recorded an income tax benefit of $4.5 million on loss before income taxes of $5.0 million, resulting in an effective tax rate of 90.6%. For the thirteen weeks ended April 1, 2023, we recorded $3.4 million of income tax benefit on loss before income taxes of $13.6 million, resulting in an effective income tax rate of 25.2%. The increase in our effective income tax rate resulted primarily from a smaller loss before taxes and a decrease to the deduction in the valuation allowances, an increase to non-deductible stock-based compensation and executive compensation under Internal Revenue Code Section 162(m), an increase in excess tax benefits related to stock option exercises, and a decrease in Global Intangible Low Taxed Income (“GILTI”), with a corresponding decrease to Foreign Derived Intangible Income (“FDII”) deductions and foreign tax credits. Executive compensation deduction limitations under Section 162(m) are imposed on publicly held corporations and therefore did not apply to the Company prior to completion of its IPO on July 3, 2023.

Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales:
U.S. Retail	$192,580	$184,021	$8,559	4.7%
Canada Retail	134,119	133,273	846	0.6
Other	27,473	28,390	(917)	(3.2)
Total net sales	$354,172	$345,684	$8,488	2.5%
Segment Profit:
U.S. Retail	$41,791	$42,484	$(693)	(1.6)%
Canada Retail	$35,530	$33,968	$1,562	4.6%
Other	$8,485	$9,562	$(1,077)	(11.3)%
U.S. Retail
U.S. Retail net sales increased by $8.6 million, or 4.7%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. The increase in U.S. Retail net sales resulted primarily from comparable store sales growth of 2.3% and a 2.0% increase in the number of stores year over year. The increase in comparable store sales was driven by an increase in average basket size and transaction count.
U.S. Retail segment profit decreased by $0.7 million, or 1.6%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. The decrease in segment profit resulted primarily from an increase in cost of merchandise sold as a percentage of net sales.
Canada Retail
Canada Retail net sales increased by $0.8 million, or 0.6%, during the thirteen weeks ended March 30, 2024, compared to the thirteen weeks ended April 1, 2023. The increase in Canada Retail net sales resulted primarily from a 3.9% increase in the number of stores year over year, partially offset by a comparable store sales decline of 2.6%. The decrease in comparable store sales was driven by a decline in transaction count. The impact of foreign currency was de minimis during the thirteen weeks ended March 30, 2024.
Canada Retail segment profit increased by $1.6 million, or 4.6%, during the thirteen weeks ended March 30, 2024, compared to thirteen weeks ended April 1, 2023. The increase in segment profit resulted primarily from a decrease in rent and utilities, as well as repair and maintenance expense, partially offset by an increase in cost of merchandise sold as a percentage of net sales.
Other
Other includes our Australian retail stores and our wholesale operations. Net sales and segment profit for our other business decreased $0.9 million and $1.1 million, respectively, during the thirteen weeks ended March 30, 2024.
Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. We also present the following non-GAAP financial measures: Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and Constant-currency net sales. In the discussion that follows, we provide definitions and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in this Quarterly Report that are calculated and presented in accordance with GAAP. These non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this Quarterly Report. These non-GAAP financial measures may differ from, and therefore may not be directly comparable to, similarly-titled measures used by other companies.

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
Adjusted net income is defined as net loss excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, dividend-related bonus, loss (gain) on foreign currency, net, certain other adjustments, the tax effect on the above adjustments, and the excess tax benefit from stock option exercises. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
We define Adjusted EBITDA as net loss excluding the impact of interest expense, net, Income tax benefit, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, transaction costs, dividend-related bonus, loss (gain) on foreign currency, net, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.
A reconciliation of GAAP net loss and GAAP net loss per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 30, 2024	April 1, 2023
Net loss:
Net loss	$(467)	$(10,195)
Loss on extinguishment of debt(1)(2)	4,088	6,011
IPO-related stock-based compensation expense(1)(3)	17,993	—
Transaction costs(1)(4)	2,257	940
Dividend-related bonus(1)(5)	—	24,097
Loss (gain) on foreign currency, net(1)	956	(1,295)
Other adjustments(1)(6)	2	(634)
Tax effect on adjustments(7)	(7,938)	(8,444)
Excess tax benefit from stock option exercises	(3,028)	—
Adjusted net income	$13,863	$10,480

Net loss per share - diluted(8):
Net loss per diluted share	$(0.00)	$(0.07)
Loss on extinguishment of debt(1)(2)	0.02	0.04
IPO-related stock-based compensation expense(1)(3)	0.11	—
Transaction costs(1)(4)	0.01	0.01
Dividend-related bonus(1)(5)	—	0.16
Loss (gain) on foreign currency, net(1)	0.01	(0.01)
Other adjustments(1)(6)	—	—
Tax effect on adjustments(7)	(0.05)	(0.06)
Excess tax benefit from stock option exercises	(0.02)	—
Adjusted net income per diluted share	$0.08	$0.07
(1)Presented pre-tax.
(2)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial redemption of our Senior Secured Notes on March 4, 2024, and the partial repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023.
(3)Reflects stock-based compensation expense for performance-based options triggered by completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.

(4)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(5)Represents dividend-related bonus and related payroll taxes paid in conjunction with our February 2023 dividend.
(6)The thirteen weeks ended April 1, 2023 includes legal settlement proceeds of $0.5 million.
(7)Tax effect on adjustments is calculated based on the forecasted effective tax rate for the fiscal year.
(8)For the thirteen weeks ended March 30, 2024 and April 1, 2023, Adjusted net income per diluted share includes 6,782 and 4,644 of potential shares of common stock, respectively, relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.
A reconciliation of GAAP net loss to Adjusted EBITDA for the thirteen weeks ended March 30, 2024 and April 1, 2023 is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Net loss	$(467)	$(10,195)
Interest expense, net	16,076	24,470
Income tax benefit	(4,492)	(3,437)
Depreciation and amortization	18,301	14,484
Loss on extinguishment of debt(1)	4,088	6,011
Stock-based compensation expense(2)	19,129	917
Non-cash occupancy-related costs(3)	1,993	697
Lease intangible asset expense(4)	877	1,126
Pre-opening expenses(5)	1,502	1,378
Store closing expenses(6)	53	448
Transaction costs(7)	2,257	940
Dividend-related bonus(8)	—	24,097
Loss (gain) on foreign currency, net	956	(1,295)
Other adjustments(9)	2	(634)
Adjusted EBITDA	$60,275	$59,007
Net loss margin	(0.1)%	(2.9)%
Adjusted EBITDA margin	17.0%	17.1%
(1)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial redemption of our Senior Secured Notes on March 4, 2024, and the partial repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023.
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
(7)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(8)Represents dividend-related bonus and related taxes paid in conjunction with our February 2023 dividend.
(9)The thirteen weeks ended April 1, 2023 includes legal settlement proceeds of $0.5 million.

Constant Currency
The Company reports certain operating results on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates used to translate the Company's operating results for all countries where the functional currency is not the U.S. Dollar into U.S. Dollars. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, given the Company's significant operations in Canada, the Company's financial results are affected positively by a weakening of the U.S. Dollar against the Canadian Dollar and are affected negatively by a strengthening of the U.S. Dollar against the Canadian Dollar. References to operating results on a constant-currency basis mean operating results without the impact of foreign currency exchange rate fluctuations.
The Company believes disclosure of constant-currency net sales is helpful to investors because it facilitates period-to-period comparisons of its results by increasing the transparency of its underlying performance by excluding the impact of fluctuating foreign currency exchange rates.
Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended March 30, 2024, as compared to the thirteen weeks ended April 1, 2023, the U.S. dollar was weaker relative to the Canadian Dollar but stronger relative to the Australian Dollar which overall resulted in a favorable foreign currency impact on our operating results.
The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$354,172	$345,684	$8,488	2.5%
Impact of foreign currency	(20)	n/a	(20)	n/m
Constant-currency net sales	$354,152	$345,684	$8,468	2.4%

n/a - not applicable n/m - not meaningful

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. We funded the dividend payment of $262.2 million during the thirteen weeks ended April 1, 2023 with the issuance of debt. Although we do not anticipate paying any cash dividends in the foreseeable future, any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, liquidity, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of March 30, 2024, $73.8 million was available to borrow under the Revolving Credit Facility.

We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months. We may supplement our liquidity needs with borrowings under our Revolving Credit Facility.
See Note 3 to our unaudited interim condensed consolidated financial statements for details of our indebtedness.
Cash Flows
Thirteen Weeks Ended March 30, 2024 compared to the Thirteen Weeks Ended April 1, 2023
The following table summarizes our cash flows:

	Thirteen Weeks Ended
(in thousands)	March 30, 2024	April 1, 2023
Net cash used in operating activities	$(5,800)	$(14,834)
Net cash used in investing activities	(22,553)	(20,850)
Net cash (used in) provided by financing activities	(47,622)	16,630
Effect of exchange rate changes on cash and cash equivalents	(1,797)	(124)
Net change in cash and cash equivalents	$(77,772)	$(19,178)
Net cash used in operating activities
Net cash used in operating activities was $5.8 million for the thirteen weeks ended March 30, 2024, resulting from net loss of $0.5 million and a net decrease of $56.9 million related to our operating assets and liabilities, which was offset by non-cash charges of $51.6 million. Net cash used in operating activities for the thirteen weeks ended March 30, 2024 decreased by $9.0 million, compared to the thirteen weeks ended April 1, 2023.
The $9.0 million decrease is primarily due to the $24.1 million special one-time bonus and related taxes paid in conjunction with the February 2023 dividend payment during the thirteen weeks ended April 1, 2023, partially offset by a $14.2 million increase in interest paid on debt during the thirteen weeks ended March 30, 2024. We also experienced additional net cash outflows from operating activities related to movements in our working capital balances during the quarter, which were not individually significant.
Non-cash charges primarily consisted of $31.5 million of operating lease expense, $19.1 million of stock-based compensation expense, $18.3 million of depreciation and amortization expense, and $4.1 million loss on extinguishment of debt, which was partially offset by a $20.8 million benefit in deferred income taxes, net and $0.6 million of other non-cash items.
Net cash used in changes in operating assets and liabilities during the thirteen weeks ended March 30, 2024 consisted primarily of a $29.3 million change in operating lease liabilities, a $20.5 million change in accrued payroll and related taxes and a $6.3 million change in prepaid expenses and other current assets. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we accrued $24.4 million which was paid during the first quarter of fiscal year 2024. As of March 30, 2024, we accrued $3.8 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2025. The change in prepaid expenses and other current assets is primarily a result of an increase in prepaid taxes.
Net cash used by operating activities was $14.8 million for the thirteen weeks ended April 1, 2023, primarily resulting from a net loss of $10.2 million and a net decrease of $44.4 million related to our operating assets and liabilities, which was offset by non-cash charges of $39.8 million.
Non-cash charges primarily consisted of $29.4 million of operating lease expense and $14.5 million of depreciation and amortization expense, partially offset by $4.1 million of other non-cash items.

Net cash used in changes in operating assets and liabilities during the thirteen weeks ended April 1, 2023, consisted primarily of a $27.8 million decrease in operating lease liabilities and a $14.3 million decrease in accrued payroll and related taxes. The decrease in operating lease liabilities during the thirteen weeks ended April 1, 2023 resulted from payments towards our lease liabilities. The $14.3 million decrease in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 31, 2022, we accrued $25.0 million which was paid during the first quarter of fiscal year 2023. As of April 1, 2023, we accrued $9.3 million for employee incentive compensation, the majority of which was paid during the first quarter of fiscal year 2024.
Net cash used in investing activities
Net cash used in investing activities was $22.6 million for the thirteen weeks ended March 30, 2024 and $20.9 million for the thirteen weeks ended April 1, 2023. Expenditure in both periods consisted primarily of capital maintenance and investments in our store build-outs, CPCs and ABPs, which are reported as purchases of property and equipment. During the thirteen weeks ended April 1, 2023, we also incurred capital expenditure on self-checkout kiosks.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $47.6 million for the thirteen weeks ended March 30, 2024 and consisted primarily of $51.0 million of principal payments on our long-term debt, partially offset by $3.0 million of proceeds from stock option exercises and $2.4 million from the settlement of a derivative instrument.
Net cash provided by financing activities was $16.6 million during the thirteen weeks ended April 1, 2023 and consisted primarily of $529.2 million of net proceeds from the issuance of our Senior Secured Notes, partially offset by $235.5 million in payments towards the principal of our long-term debt and the payment of $262.2 million in dividends in connection with the issuance of our Senior Secured Notes. The Company also made a net repayment under its Revolving Credit Facility of $12.0 million.

Critical Accounting Policies and Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. Preparation of our unaudited interim condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and to make various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial condition, results of operations, and cash flows will be affected. We believe that the assumptions and estimates, as set forth in our 2023 Annual Report on Form 10-K, associated with the impairment assessments of our goodwill and indefinite-lived intangible assets, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to fully understanding and evaluating our unaudited interim condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as disclosed in our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. Historically, we have managed our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow, and market exposures. We do not use derivative financial instruments for trading or speculative purposes. Refer to “Note 5. Derivative Financial Instruments” for additional information.

In April 2024, the Company terminated its interest rate swaps and cross currency swaps realizing net proceeds of $38.4 million. In light of the Company’s historical and expected future de-leveraging, the cross currency swaps no longer provided meaningful benefit to the Company’s leverage and equity value at risk. The interest rate swaps were opportunistically terminated as the benefit of the swaps will diminish over time as we expect to continue to pay down debt.
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of March 30, 2024, we had borrowings on the Term Loan Facility of $320.3 million but no advances under our Revolving Credit Facility. Our variable rate debt uses Term SOFR as a reference rate and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1.00% increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of March 30, 2024.
To reduce our exposure to fluctuations in interest rates, we have, in the past, entered into interest rate swaps. These interest rate swaps have reduced our exposure to increases in interest rates and effectively converted a portion of our floating-rate debt to a fixed-rate basis. Our interest rate swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into U.S. Dollars (“USD”), the reporting currency of the Company. For the thirteen weeks ended March 30, 2024, approximately 43.1% of our net sales were denominated in a currency other than USD. For the thirteen weeks ended March 30, 2024, a hypothetical 10% strengthening of USD to the Canadian Dollar (“CAD”) would decrease our net sales by $14.2 million (and vice versa). A hypothetical 10% change in the relative fair value of USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in USD compared to CAD and AUD if we do not hedge our exchange rate exposure. As such, we routinely enter into USD-CAD currency forwards and have, in the past, entered into cross currency swaps to reduce our exposure to fluctuations in earnings and cash flows associated with changes in the USD-CAD exchange rate. Currency forwards are maintained on a rolling 12-month basis. Our cross currency swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.
At March 30, 2024, the entire $320.3 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is CAD. These variable rate borrowings expose the Company to remeasurement risk. For the thirteen weeks ended March 30, 2024, a hypothetical 10% strengthening of USD to CAD would decrease net income by $32.0 million (and vice versa).
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 30, 2024. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2024 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
To address these material weaknesses, we have implemented a plan to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including the documentation of clearly defined roles and responsibilities, and the design and implementation of effective ITGCs. To date, we have hired a director of internal audit, a manager of internal audit and a director of SEC reporting. In addition, we have engaged external advisors who are providing financial accounting assistance and are assisting in evaluating the design, implementation and operating effectiveness of our system of internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 10 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 8, 2024. There have been no material changes from the risk factors previously disclosed. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the first quarter of 2024, no executive officer or director adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
10.1	Third Amendment to Credit Agreement, dated as of January 30, 2024, by and among Evergreen Acqco 1 LP, as US Borrower, Value Village Canada Inc., as Canadian Borrower, S-Evergreen Holding Corp., as Holdings, Evergreen Acqco GP LLC, as Holdings GP, the other Guarantors party thereto and KKR Loan Administration Services LLC, as Administrative Agent and Collateral Agent.	10-K	10.5	3/8/2024
10.2#	2024 Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan				X
10.3#	2024 Form of Option Agreement under the Omnibus Incentive Compensation Plan				X
10.4#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan for Non-Employee Directors				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 30, 2024, formatted in Inline XBRL (included within Exhibit 101).
____________
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2024	By:	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer and Treasurer (Principal Financial Officer)