Form 10-Q
period 2024-06-29
Savers Value Village, Inc.
filed 2024-08-09
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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

The registrant had outstanding 160,704,629 shares of common stock as of August 7, 2024.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$386,663	$379,102	$740,835	$724,786
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	162,626	154,945	320,790	300,698
Salaries, wages and benefits	90,955	67,342	174,652	159,974
Selling, general and administrative	83,486	73,259	161,229	150,304
Depreciation and amortization	17,380	14,693	35,681	29,177
Total operating expenses	354,447	310,239	692,352	640,153
Operating income	32,216	68,863	48,483	84,633
Other (expense) income:
Interest expense, net	(15,767)	(27,734)	(31,843)	(52,204)
(Loss) gain on foreign currency, net	(940)	4,487	(1,896)	5,782
Other income, net	496	434	390	218
Loss on extinguishment of debt	—	—	(4,088)	(6,011)
Other expense, net	(16,211)	(22,813)	(37,437)	(52,215)
Income before income taxes	16,005	46,050	11,046	32,418
Income tax expense	6,293	11,000	1,801	7,563
Net income	9,712	35,050	9,245	24,855
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(681)	(1,682)	(2,574)	(1,948)
Cash flow hedges	(2,515)	2,039	(3,340)	(1,608)
Other comprehensive (loss) income	(3,196)	357	(5,914)	(3,556)
Comprehensive income	$6,516	$35,407	$3,331	$21,299
Net income per share, basic	$0.06	$0.25	$0.06	$0.18
Net income per share, diluted	$0.06	$0.24	$0.06	$0.17
Basic weighted average shares outstanding	161,788	141,712	161,518	141,705
Diluted weighted average shares outstanding	168,010	146,174	168,020	146,258
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	June 29, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$160,651	$179,955
Trade receivables, net	13,674	11,767
Inventories	37,549	32,820
Prepaid expenses and other current assets	38,325	25,691
Derivative assets – current	52	7,691
Total current assets	250,251	257,924
Property and equipment, net	251,719	229,405
Right-of-use lease assets	539,624	499,375
Goodwill	678,895	687,368
Intangible assets, net	165,045	166,681
Other assets	3,876	3,133
Derivative assets – non-current	—	23,519
Total assets	$1,889,410	$1,867,405
Current liabilities:
Accounts payable and accrued liabilities	$106,092	$92,550
Accrued payroll and related taxes	50,150	65,096
Lease liabilities – current	80,899	79,306
Current portion of long-term debt	6,000	4,500
Total current liabilities	243,141	241,452
Long-term debt, net	735,593	784,593
Lease liabilities – non-current	460,038	419,407
Deferred tax liabilities, net	7,314	27,909
Other liabilities	23,869	17,989
Total liabilities	1,469,955	1,491,350
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 161,702 and 160,453 shares issued and outstanding	—	—
Additional paid-in capital	636,494	593,109
Accumulated deficit	(241,612)	(247,541)
Accumulated other comprehensive income	24,573	30,487
Total stockholders’ equity	419,455	376,055
Total liabilities and stockholders’ equity	$1,889,410	$1,867,405
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at March 30, 2024	161,728	$—	$615,196	$(248,008)	$27,769	$394,957
Stock-based compensation expense	—	—	21,650	—	—	21,650
Stock issued under stock incentive plans, net	262	—	(352)	—	—	(352)
Repurchase of common stock under share repurchase program	(288)	—	—	(3,316)	—	(3,316)
Comprehensive income (loss)	—	—	—	9,712	(3,196)	6,516
Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455

Balance at April 1, 2023	141,735	$—	$226,899	$(310,851)	$35,538	$(48,414)
Stock-based compensation expense	—	—	940	—	—	940
Repurchase of common stock prior to IPO	(32)	—	(504)	—	—	(504)
Comprehensive income	—	—	—	35,050	357	35,407
Balance at July 1, 2023	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(All amounts in thousands, except per share amounts, unaudited)

	Twenty-Six Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation expense	—	—	40,779	—	—	40,779
Stock issued under stock incentive plans, net	1,537	—	2,606	—	—	2,606
Repurchase of common stock under share repurchase program	(288)	—	—	(3,316)	—	(3,316)
Comprehensive income (loss)	—	—	—	9,245	(5,914)	3,331
Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455

Balance at December 31, 2022	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Stock-based compensation expense	—	—	1,857	—	—	1,857
Stock issued under stock incentive plan, net	158	—	(150)	—	—	(150)
Repurchase of common stock prior to IPO	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	(262,213)	—	(262,213)
Comprehensive income (loss)	—	—	—	24,855	(3,556)	21,299
Balance at July 1, 2023	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$9,245	$24,855
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	40,779	1,857
Amortization of debt issuance costs and debt discount	2,755	3,223
Depreciation and amortization	35,681	29,177
Operating lease expense	63,593	58,275
Deferred income taxes, net	(20,631)	5,290
Loss on extinguishment of debt	4,088	6,011
Other items	(3,931)	(10,800)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(1,838)	(596)
Inventories	(4,315)	(8,291)
Prepaid expenses and other current assets	(12,270)	(19,466)
Accounts payable and accrued liabilities	14,197	24,727
Accrued payroll and related taxes	(14,658)	(6,898)
Operating lease liabilities	(59,981)	(55,100)
Other liabilities	1,852	1,526
Net cash provided by operating activities	54,566	53,790
Cash flows from investing activities:
Purchases of property and equipment	(53,284)	(47,167)
Business acquisition, net of cash acquired	(2,856)	—
Settlement of derivative instruments, net	28,136	32
Net cash used in investing activities	(28,004)	(47,135)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	529,247
Principal payments on long-term debt	(52,500)	(237,525)
Payment of debt issuance costs	(1,004)	(4,359)
Prepayment premium on extinguishment of debt	(1,485)	—
Advances on revolving line of credit	—	42,000
Repayments of revolving line of credit	—	(79,000)
Proceeds from stock option exercises	3,139	—
Dividends paid	—	(262,235)
Repurchase of common stock under share repurchase program	(2,866)	—
Repurchase of shares and shares withheld for taxes	(40)	(849)
Settlement of derivative instrument, net	11,925	3,889
Principal payments on finance lease liabilities	(705)	—
Net cash used in financing activities	(43,536)	(8,832)
Effect of exchange rate changes on cash and cash equivalents	(2,330)	1,610
Net change in cash and cash equivalents	(19,304)	(567)
Cash and cash equivalents at beginning of period	179,955	112,132
Cash and cash equivalents at end of period	$160,651	$111,565
Supplemental disclosures of cash flow information:
Interest paid on debt	$39,385	$33,874
Income taxes paid, net	$21,233	$9,257
Supplemental disclosure of noncash investing activities:
Noncash capital expenditures	$4,535	$3,331
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of June 29, 2024 and for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The condensed consolidated balance sheet at December 30, 2023, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 30, 2023, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale during each of the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Retail sales	$367,922	$360,421	$704,717	$687,849
Wholesale sales	18,741	18,681	36,118	36,937
Total net sales	$386,663	$379,102	$740,835	$724,786

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require enhanced disclosures about significant expenses on an annual and interim basis for all public entities. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This guidance is expected to impact the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation table, provide additional information for reconciling items that meet a quantitative threshold and provide additional information about income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance is expected to impact the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
Note 3. 2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches Group, LLC (“2 Peaches”) for $5.4 million, which primarily comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches is a thrift store chain with seven locations in the Atlanta, Georgia metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S.
The 2 Peaches Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805, Business Combinations, and the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is deductible for income tax purposes. Under the acquisition method, the unaudited condensed consolidated financial statements of the Company include the operations of 2 Peaches from the acquisition date. Measurement period adjustments to preliminary fair values, with a corresponding offset to goodwill, are permitted up to one year from the acquisition date.
Goodwill arising from the acquisition amounted to less than $0.1 million. Goodwill was allocated to the U.S. Retail reporting unit. The preliminary fair value of assets acquired was $12.5 million, which primarily comprised $8.5 million for right-of-use assets, $2.9 million for a charity licensing agreement, $0.5 million for inventory, $0.4 million for property and equipment, and $0.1 million of cash. The charity licensing agreement will be amortized on a straight-line basis through the remaining useful life period which is expected to be through the end of fiscal 2024. The preliminary fair value of liabilities assumed was $7.1 million.
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million requires us to make a future cash payment of up to $2.7 million upon achievement of specific revenue milestones; the associated liability is classified in other liabilities in the unaudited interim condensed consolidated balance sheets. See Note 5. Fair Value Measurements, for information related to the fair value of the contingent consideration.
We have not presented pro forma results of operations including 2 Peaches since their results of operations are not material to our consolidated financial results.

Note 4. Indebtedness
Debt consisted of the following:

(in thousands)	June 29, 2024	December 30, 2023
Senior Secured Notes	$445,500	$495,000
Term Loan Facility	318,756	321,756
Total face value of debt	764,256	816,756
Less: current portion of long-term debt	6,000	4,500
Less: unamortized debt issuance costs and debt discount	22,663	27,663
Long-term debt, net	$735,593	$784,593
On January 30, 2024, the Company entered into an amendment (the “Third Amendment”) to its Senior Secured Credit Facilities. Among other things, the Third Amendment (i) removed the SOFR adjustment margin, (ii) reduced the margin on existing borrowings under the Term Loan Facility from a range of 4.25% to 5.50% to a range of 2.75% to 4.00%, (iii) revised the leverage-based pricing grid applicable to borrowings under the Term Loan Facility such that, among other things, a lower leverage ratio than was previously required is needed to obtain a 0.25% reduction in margin, (iv) provided for a 0.25% reduction of the margin applicable to term loan borrowings if the Company achieves certain public corporate family ratings and (v) increased the limit on the customary incremental uncommitted revolving credit facility that does not require consent of the required lenders to the greater of (a) $102.0 million and (b) 50% of EBITDA for the prior four quarters. The Third Amendment resulted in a loss on extinguishment of debt of $0.7 million.
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
On June 27, 2024, the Company entered into another amendment to its Senior Secured Credit Facilities (the “Fourth Amendment”). Among other things, the Fourth Amendment (i) increased the maximum amount available under the Revolving Credit Facility by $50.0 million to $125.0 million, and (ii) extended the maturity date of the Revolving Credit Facility from April 26, 2026 to April 26, 2027.
As of June 29, 2024, there were no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $123.8 million was available to borrow.
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

The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at June 29, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,000	$—	$—	$69,000
Forward contracts	—	52	—	52
Total	$69,000	$52	$—	$69,052
Liabilities:
Forward contracts	$—	$26	$—	$26
Acquisition-related contingent consideration	—	—	1,971	1,971
Total	$—	$26	$1,971	$1,997
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 30, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$90,000	$—	$—	$90,000
Interest rate swaps	—	10,379	—	10,379
Cross currency swaps	—	20,831	—	20,831
Total	$90,000	$31,210	$—	$121,210
Liabilities:
Cross currency swaps	$—	$466	$—	$466
Forward contracts	—	384	—	384
Total	$—	$850	$—	$850
Money market funds consist of short-term deposits with an original maturity of three months or less. Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent pricing services and the Company obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.
The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $475.8 million and $525.5 million at June 29, 2024 and December 30, 2023, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at June 29, 2024 and December 30, 2023.
The fair value of the acquisition-related contingent consideration liability is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the potential payment. Accordingly, the fair value of acquisition-related contingent consideration has been classified as Level 3 within the fair value hierarchy.
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurement of the acquisition-related contingent consideration liability as of June 29, 2024:

Acquisition-related contingent consideration liabilities	Valuation Technique	Unobservable Input	Range
Potential payment	Probability-weighted present value	Probability of payment	0% - 100%
		Discount rate	11% - 12%
		Projected years of payments	2025 - 2027

The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at May 6, 2024(1)	$1,898
Change in fair value recorded in selling, general and administrative expenses	73
Balance at June 29, 2024	$1,971
(1)May 6, 2024 reflects the acquisition date of 2 Peaches.

Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both, and from time to time, may also use interest rate swaps to manage the risk of changes in interest rates. The Company’s forward contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 5 for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts to manage its exposure to fluctuations in the U.S. Dollar (“USD”) – Canadian Dollar (“CAD”) and may also use cross currency swaps for the same reason. Forward contracts lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of June 29, 2024 and December 30, 2023, the Company’s forward contracts had USD equivalent gross notional amounts of $146.3 million and $33.2 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million. These cross currency swaps were not designated in hedging relationships. Cross currency swaps with notional amounts of $275.0 million were outstanding as of December 30, 2023.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company may from time to time manage its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company previously entered into two interest rate swaps that were designated as cash flow hedges. In April 2024, the Company terminated its interest rate swaps, resulting in net proceeds of $10.3 million. All amounts deferred into other comprehensive income prior to termination will be amortized to interest expense through May 2025, being the original maturity date of the interest rate swaps. Interest rate swaps with notional amounts of $275.0 million were outstanding at December 30, 2023.

The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts were as follows:

(in thousands)	Balance Sheet Location	June 29, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$52	$—
Cross currency swaps	Derivative asset – non-current	—	20,831
Total derivatives in an asset position		$52	$20,831
Forward contracts	Accounts payable and accrued liabilities	$26	$384
Cross currency swaps	Accounts payable and accrued liabilities	—	466
Total derivatives in a liability position		$26	$850
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$—	$7,691
Interest rate swaps	Derivative asset – non-current	—	2,688
Total derivatives in an asset position		$—	$10,379
Total deferred gain	Accumulated other comprehensive income	$9,705	$13,045
The impact of derivative financial instruments on the unaudited interim condensed consolidated statements of operations and comprehensive income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain (loss) on forward contracts recognized in (loss) gain on foreign currency, net	$189	$(624)	$460	$(689)
Gain (loss) on cross currency swaps recognized in (loss) gain on foreign currency, net	$2,033	$(4,619)	$7,647	$(3,930)
Gain on interest rate swaps recognized in interest expense, net	$2,680	$2,729	$5,704	$5,123
The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income, net of tax:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain recognized in other comprehensive (loss) income	$165	$4,768	$2,364	$3,515
Gain reclassified from accumulated other comprehensive income into net income	$2,680	$2,729	$5,704	$5,123
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense, net. Within the next 12 months, the Company estimates that an additional $9.7 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.

Note 7. Segments
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
Our segment results were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
U.S. Retail	$207,068	$196,500	$399,648	$380,521
Canada Retail	149,836	153,489	283,955	286,762
Other	29,759	29,113	57,232	57,503
Total net sales	$386,663	$379,102	$740,835	$724,786
Segment profit:
U.S. Retail	$51,855	$52,316	$93,646	$94,800
Canada Retail	43,968	50,516	79,498	84,484
Other	6,854	10,290	15,339	19,852
Total segment profit	102,677	113,122	188,483	199,136
General corporate expenses	53,081	29,566	104,319	85,326
Depreciation and amortization	17,380	14,693	35,681	29,177
Operating income	32,216	68,863	48,483	84,633
Interest expense, net	(15,767)	(27,734)	(31,843)	(52,204)
(Loss) gain on foreign currency, net	(940)	4,487	(1,896)	5,782
Other income, net	496	434	390	218
Loss on extinguishment of debt	—	—	(4,088)	(6,011)
Income before income taxes	16,005	46,050	11,046	32,418
Income tax expense	6,293	11,000	1,801	7,563
Net income	$9,712	$35,050	$9,245	$24,855

Note 8. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potentially dilutive common equivalent shares outstanding for the period using the treasury stock method.
Basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator
Net income	$9,712	$35,050	$9,245	$24,855
Denominator
Basic weighted average common shares outstanding	161,788	141,712	161,518	141,705
Dilutive effect of employee stock options and awards	6,222	4,462	6,502	4,553
Diluted weighted average common shares outstanding (1)	168,010	146,174	168,020	146,258
Net income per share
Basic	$0.06	$0.25	$0.06	$0.18
Diluted	$0.06	$0.24	$0.06	$0.17
(1)For the thirteen and twenty-six weeks ended June 29, 2024, the calculation of diluted net income per share excludes the effect of 3.5 million and 2.4 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive. For the thirteen and twenty-six weeks ended July 1, 2023, there were no stock awards that would have had an antidilutive impact on net income per share.
Note 9. Stock-based Compensation
Stock-based Compensation
Stock-based compensation expense for the twenty-six weeks ended June 29, 2024 and July 1, 2023 was $40.8 million and $1.9 million, respectively.
Time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over a three-year or five-year period from the date of grant provided the participant continues to be employed by, or provide service to, the Company through each vesting date.
The following table summarizes activity related to time-based options:

(in thousands, except per share and remaining term amounts)	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,530	$5.99	6.93	$85,774
Granted	520	19.18
Exercised	(1,287)	2.30
Outstanding at June 29, 2024	6,763	7.71	6.91	38,459
Exercisable at June 29, 2024	3,513	4.02	5.97	29,759

Performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest in 25% increments as performance conditions are achieved through the term of the options. Twenty-five percent of the outstanding performance-based options vested upon completion of the Company's IPO, with the remainder scheduled to vest in equal increments over three years starting on June 30, 2024 provided market-specific conditions are achieved. The vesting of performance-based options is subject to continued employment through the vesting date.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the twenty-six weeks ended June 29, 2024, we recognized $35.5 million of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period.
The following table summarizes activity related to performance-based options:

(in thousands, except per share and remaining term amounts)	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,948	$2.05	5.78	$121,750
Exercised	(107)	1.63
Forfeited or expired	(278)	1.61
Outstanding at June 29, 2024	7,563	2.09	5.55	76,803
Exercisable at June 29, 2024	1,880	2.09	5.55	19,082
Restricted stock units
Restricted stock units (“RSUs”) contain a service condition and generally vest in equal annual installments over a one-year or three-year period from the date of grant, provided the participant continues to be employed by, or provides service to, the Company through each vesting date.
The following table summarizes activity related to RSUs:

(in thousands, except per share amounts)	Number of units	Weighted average grant-date fair value per share
Unvested at December 30, 2023	547	$22.81
Granted	552	18.80
Vested	(186)	22.67
Forfeited	(10)	22.79
Unvested at June 29, 2024	903	20.39
Note 10. Share Repurchases
During the thirteen and twenty-six weeks ended June 29, 2024, under our share repurchase program announced in November 2023, we repurchased 0.3 million shares at a total cost of approximately $3.3 million, of which $0.5 million was paid subsequent to June 29, 2024. As of June 29, 2024, the Company had $46.7 million remaining under the share repurchase program. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable and regulatory requirements.
We have elected to retire shares repurchased to date and record the excess of cost over par value as an increase in accumulated deficit.

Note 11. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended June 29, 2024 and July 1, 2023 was 39.3% and 23.9%, respectively. The effective tax rates differed from the federal statutory rate primarily due to tax credits and Internal Revenue Code Section 162(m) excess compensation.
The effective tax rate for the twenty-six weeks ended June 29, 2024 and July 1, 2023 was 16.3% and 23.3%, respectively. The effective tax rates differed from the federal statutory rate primarily due to tax credits and Internal Revenue Code Section 162(m) excess compensation.
In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of June 29, 2024, the Company had a $17.1 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the thirteen and twenty-six weeks ended June 29, 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.
Note 12. Commitments and Contingencies
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada and operate a total of 337 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique®, and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”) either directly from them or via on-site donations (“OSDs”) at Community Donation Centers (“CDCs”) at our stores as well as through GreenDrop’s mobile donation stations. We then process, select, price, merchandise and sell these items in our stores. Items that are not sold to our retail customers are marketed to wholesale customers, who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source are sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of June 29, 2024, we had 5.7 million total active members enrolled in our U.S. and Canadian loyalty programs each of whom have made a purchase within the last 12 months, compared to 5.1 million total active members as of July 1, 2023. Active members drove 71.5% of point-of-sale transaction value during the twelve months ended June 29, 2024, compared to 69.6% of point-of-sale transaction value during the twelve months ended July 1, 2023. Beginning in the third quarter of fiscal 2023, the Company updated its active loyalty member statistics to include all stores. Active loyalty member statistics for prior years reflect this update.
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
•GreenDrop locations: mobile donation stations placed in convenient, attractive and high-traffic locations that offer a fast and friendly experience to donors in the communities surrounding our stores; and
•delivered supply: items donated to and collected by our NPPs through a variety of methods, such as neighborhood collections and donation drives.

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
Business Highlights
The following highlights our financial results for the thirteen weeks ended June 29, 2024 (the “second quarter”):
•Net sales increased 2.0% to $386.7 million, with the U.S. up 5.4% and Canada down 2.4%. Constant currency net sales increased 2.8% to $389.7 million.
•Comparable store sales decreased 0.1%, with the U.S. increasing 2.1% and Canada decreasing 3.1%.
•During the second quarter, the Company opened four new stores and also added seven stores through the acquisition of 2 Peaches Group, LLC (“2 Peaches”), ending the second quarter with 337 stores.
•Net income and Adjusted net income were $9.7 million and $23.7 million, respectively. Net income per diluted share and Adjusted net income per diluted share were $0.06 and $0.14, respectively. Net income margin was 2.5%.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $80.0 million and Adjusted EBITDA margin was 20.7%. Changes in foreign currency rates negatively impacted Adjusted EBITDA by $0.8 million during the second quarter.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.

Recent Developments
2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches for $5.4 million, which primarily comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches is a thrift store chain with seven locations in the Atlanta, Georgia metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S. Goodwill arising from the acquisition amounted to less than $0.1 million.

Derivative Financial Instruments
In April 2024, we terminated our interest rate swaps and cross currency swaps realizing net proceeds of $38.4 million.
Revolver Upsizing
On June 27, 2024, the Company entered into a fourth amendment to its Senior Secured Credit Facilities that, among other things, increased the maximum amount available under the Revolving Credit Facility by $50.0 million to $125.0 million, and extended the maturity date of the Revolving Credit Facility from April 26, 2026 to April 26, 2027.
Share Repurchases
During the thirteen and twenty-six weeks ended June 29, 2024, under our share repurchase program announced in November 2023, we repurchased 0.3 million shares at a total cost of approximately $3.3 million, of which $0.5 million was paid subsequent to June 29, 2024. As of June 29, 2024, the Company had $46.7 million remaining under the share repurchase program.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Comparable Store Sales (1)
United States	2.1%	5.6%	2.2%	5.6%
Canada	(3.1)%	5.5%	(2.9)%	7.1%
Total (2)	(0.1)%	5.5%	0.1%	6.3%
Number of Stores
United States	165	152	165	152
Canada	159	154	159	154
Total (2)	337	318	337	318
Other Metrics
Pounds Processed (Ibs mm)	254	246	492	485
Sales yield (3)	$1.46	$1.49	$1.44	$1.44
Cost of merchandise sold per pound processed	$0.64	$0.63	$0.65	$0.62
(1)Comparable store sales is the percentage change in comparable store sales over the comparable period in the prior fiscal year. We define comparable store sales to be sales by stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. In fiscal year 2024, comparable store sales excludes stores acquired in the 2 Peaches Acquisition. In fiscal year 2023, comparable store sales excludes stores acquired in the 2nd Ave. acquisition because those stores were not yet fully integrated during the prior year comparative period. Comparable store sales is measured in local currency for Canada, while total comparable store sales is measured on a constant currency basis.
(2)Total comparable store sales and total number of stores include our Australia retail locations, in addition to retail stores in the U.S. and Canada.
(3)We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis.
Comparable store sales
Comparable store sales provides us with visibility into top-line performance on a like-for-like basis excluding new stores opened in the current or previous reporting period and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended June 29, 2024, our comparable store sales declined 0.1%, primarily reflecting a decrease in transactions and average basket in our Canada Retail segment, largely offset by higher transactions and average basket in our U.S. Retail segment. During the thirteen weeks ended July 1, 2023, our comparable store sales increased 5.5%, primarily reflecting higher transactions.
During the twenty-six weeks ended June 29, 2024, our comparable store sales increased 0.1%, primarily reflecting higher average basket and transactions in our U.S. Retail segment, largely offset by a decrease in transactions and average basket in our Canada Retail segment. During the twenty-six weeks ended July 1, 2023, our comparable store sales increased 6.3%, primarily reflecting higher transactions.

Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores, especially in in high-growth markets.
Our number of stores increased to 337 stores as of June 29, 2024, from 318 stores as of July 1, 2023. The increase in stores resulted from the opening of six new stores in the U.S., five new stores in Canada and one new store in Australia, as well as the addition of seven stores through the 2 Peaches Acquisition.
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
During the thirteen weeks ended June 29, 2024, we processed 254 million pounds of supply, of which 78.3% was comprised of supply from OSDs and GreenDrop. During the thirteen weeks ended July 1, 2023, we processed 246 million pounds of supply, of which 76.4% was comprised of supply from OSDs and GreenDrop.
During the twenty-six weeks ended June 29, 2024, we processed 492 million pounds of supply, of which 75.2% was comprised of supply from OSDs and GreenDrop. During the twenty-six weeks ended July 1, 2023, we processed 485 million pounds of supply, of which 72.4% was comprised of supply from OSDs and GreenDrop.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
On a currency neutral and comparable store sales basis, our sales yield for the thirteen weeks ended June 29, 2024 was $1.46, compared to $1.49 for the thirteen weeks ended July 1, 2023. The 2.0% decline in sales yield primarily reflects a decrease in items sold per pound processed in Canada.
On a currency neutral and comparable store sales basis, our sales yield for the twenty-six weeks ended June 29, 2024 was consistent with the twenty-six weeks ended July 1, 2023 at $1.44.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended June 29, 2024 was $0.64, compared to $0.63 for the thirteen weeks ended July 1, 2023.
Cost of merchandise sold per pound processed during the twenty-six weeks ended June 29, 2024 was $0.65, compared to $0.62 for the twenty-six weeks ended July 1, 2023, primarily reflecting the impact of new stores and new offsite processing facilities, partially offset by improving efficiencies at existing offsite processing facilities.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(in thousands)	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net sales	$386,663	100.0%	$379,102	100.0%	$740,835	100.0%	$724,786	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	162,626	42.1	154,945	40.9	320,790	43.3	300,698	41.5
Salaries, wages and benefits	90,955	23.5	67,342	17.7	174,652	23.6	159,974	22.1
Selling, general and administrative	83,486	21.6	73,259	19.3	161,229	21.8	150,304	20.7
Depreciation and amortization	17,380	4.5	14,693	3.9	35,681	4.8	29,177	4.0
Total operating expenses	354,447	91.7	310,239	81.8	692,352	93.5	640,153	88.3
Operating income	32,216	8.3	68,863	18.2	48,483	6.5	84,633	11.7
Other (expense) income:
Interest expense, net	(15,767)	(4.1)	(27,734)	(7.3)	(31,843)	(4.3)	(52,204)	(7.2)
(Loss) gain on foreign currency, net	(940)	(0.2)	4,487	1.1	(1,896)	(0.3)	5,782	0.8
Other income, net	496	0.1	434	0.1	390	0.1	218	—
Loss on extinguishment of debt	—	—	—	—	(4,088)	(0.5)	(6,011)	(0.8)
Other expense, net	(16,211)	(4.2)	(22,813)	(6.1)	(37,437)	(5.0)	(52,215)	(7.2)
Income before income taxes	16,005	4.1	46,050	12.1	11,046	1.5	32,418	4.5
Income tax expense	6,293	1.6	11,000	2.9	1,801	0.3	7,563	1.1
Net income	$9,712	2.5%	$35,050	9.2%	$9,245	1.2%	$24,855	3.4%
Thirteen Weeks Ended June 29, 2024 compared to the Thirteen Weeks Ended July 1, 2023
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Retail sales	$367,922	$360,421	$7,501	2.1%
Wholesale sales	18,741	18,681	60	0.3
Total net sales	$386,663	$379,102	$7,561	2.0%
Retail net sales increased by $7.5 million, or 2.1%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The 2.1% increase in retail sales resulted primarily from the opening of 12 new stores year-over-year, partially offset by a 0.1% decrease in comparable store sales and the unfavorable impact of foreign currency during the thirteen weeks ended June 29, 2024.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$162,626	$154,945	$7,681	5.0%

Cost of merchandise sold increased by $7.7 million, or 5.0%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023.
Cost of merchandise sold increased 120 basis points to 42.1% of net sales during the thirteen weeks ended June 29, 2024. The 120 basis point increase in cost of merchandise sold primarily reflects the impact of new stores and new offsite processing facilities, as well as deleverage on lower sales in Canada, partially offset by improving efficiencies at existing offsite processing facilities.
Personnel costs classified within cost of merchandise sold were $96.7 million during the thirteen weeks ended June 29, 2024, compared to $94.2 million during the thirteen weeks ended July 1, 2023. As a percentage of net sales, personnel costs classified within cost of merchandise sold was 25.0% during the thirteen weeks ended June 29, 2024, compared to 24.8% during the thirteen weeks ended July 1, 2023.
Beginning in the second quarter of fiscal 2024, we have updated the way we define personnel costs classified within cost of merchandise sold that impacts the comparability of prior periods. Specifically, we have updated personnel costs classified within cost of merchandise sold to include offsite processing production labor due to the continued growth of offsite processing. Historically, these costs were included in other costs classified within cost of merchandise sold. Personnel costs classified within cost of merchandise sold for prior years reflects this updated definition. This update has no impact on total cost of merchandise sold for any period presented.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Retail and wholesale	$50,737	$48,091	$2,646	5.5%
Corporate	40,218	19,251	20,967	108.9
Total salaries, wages and benefits	$90,955	$67,342	$23,613	35.1%
Salaries, wages and benefits expense increased by $23.6 million, or 35.1%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023.
Personnel costs for our retail and wholesale operations increased by $2.6 million during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The increase primarily reflects growth in our store base year-over-year, as well as higher wage rates.
Personnel costs for our corporate employees increased by $21.0 million during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. Adjusting for the $19.7 million of IPO-related stock-based compensation incurred during the thirteen weeks ended June 29, 2024, personnel costs for our corporate employees increased $1.2 million.
Selling, general and administrative
The following table presents selling, general and administrative expenses:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Rent and utilities	$49,298	$42,705	$6,593	15.4%
Repairs and maintenance	7,826	8,337	(511)	(6.1)
Supplies	4,035	4,051	(16)	(0.4)
Professional service fees	2,577	2,854	(277)	(9.7)
Marketing	2,561	2,873	(312)	(10.9)
Other expenses	17,189	12,439	4,750	38.2
Total selling, general and administrative	$83,486	$73,259	$10,227	14.0%

SG&A increased by $10.2 million, or 14.0%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The increase in SG&A resulted primarily from a $6.6 million increase in rent and utilities driven by growth in our store base and store preopening expenses, and a $4.8 million increase in other expenses which includes investments in information technology and an increase in general store expenses.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Depreciation and amortization	$17,380	$14,693	$2,687	18.3%
Depreciation and amortization during the thirteen weeks ended June 29, 2024 increased by $2.7 million, or 18.3%, compared to the thirteen weeks ended July 1, 2023. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, CPCs and Automatic Book Processing systems (“ABPs”), as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Interest expense, net	$(17,093)	$(28,706)	$11,613	(40.5)%
Amortization of debt issuance cost and debt discount	(1,354)	(1,757)	403	(22.9)
Gain on interest rate swaps	2,680	2,729	(49)	(1.8)
Total interest expense, net	$(15,767)	$(27,734)	$11,967	(43.1)%
Total interest expense, net decreased $12.0 million, or 43.1%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. This $12.0 million decrease resulted primarily from a $11.6 million decrease in interest expense, net, which was primarily due to a lower weighted average face value of debt and to a lesser extent, a decrease in the weighted average interest rate. The weighted average face value of debt decreased 32.2% from $1.13 billion during the thirteen weeks ended July 1, 2023 to $765.7 million during the thirteen weeks ended June 29, 2024 primarily due to the timing of debt issuance and debt repayments. Over the same period, the weighted average interest rate decreased 90 basis points from 10.36% to 9.46%. This decrease was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 151 basis points.
(Loss) gain on foreign currency, net
The following table presents (loss) gain on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
(Loss) gain on foreign currency remeasurement	$(3,162)	$9,730	$(12,892)	n/m
Gain (loss) on derivative instruments	2,222	(5,243)	7,465	n/m
Total (loss) gain on foreign currency, net	$(940)	$4,487	$(5,427)	(120.9)%
____________
n/m – not meaningful

Gains and losses on foreign currency relate primarily to movements in the Canadian Dollar (“CAD”) relative to the U.S. Dollar (“USD”). During the thirteen weeks ended June 29, 2024, USD strengthened against CAD resulting in remeasurement losses of $3.2 million arising primarily on USD-denominated debt held by one of our Canadian entities. These losses were largely offset by a $2.2 million gain on derivative instruments used to manage foreign currency exchange rate risk, substantially all of which arose on cross currency swaps prior to their termination in April 2024.
During the thirteen weeks ended July 1, 2023, the U.S. dollar weakened against the Canadian dollar resulting in remeasurement gains of $9.7 million arising primarily on USD-denominated debt held by one of our Canadian entities, which was only partially offset by $5.2 million in losses on derivative instruments used to manage foreign currency exchange rate risk.
Other income, net
The following table presents other income, net:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Other income, net	$496	$434	$62	14.3%
We did not incur material amounts of miscellaneous income or expenses during either the thirteen weeks ended June 29, 2024 or the thirteen weeks ended July 1, 2023.
Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Income tax expense	$6,293	$11,000	$(4,707)	(42.8)%
During the thirteen weeks ended June 29, 2024, we recorded income tax expense of $6.3 million on income before income taxes of $16.0 million, resulting in an effective tax rate of 39.3%. For the thirteen weeks ended July 1, 2023, we recorded $11.0 million of income tax expense on income before income taxes of $46.1 million, resulting in an effective income tax rate of 23.9%.

We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. As such, the increase in our effective income tax rate during the thirteen weeks ended June 29, 2024 compared to the thirteen weeks ended July 1, 2023 resulted primarily from a change in annual forecasted income before income taxes and its related impact on the annual effective tax rate.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales:
U.S. Retail	$207,068	$196,500	$10,568	5.4%
Canada Retail	149,836	153,489	(3,653)	(2.4)
Other	29,759	29,113	646	2.2
Total net sales	$386,663	$379,102	$7,561	2.0%
Segment Profit:
U.S. Retail	$51,855	$52,316	$(461)	(0.9)%
Canada Retail	$43,968	$50,516	$(6,548)	(13.0)%
Other	$6,854	$10,290	$(3,436)	(33.4)%

U.S. Retail
U.S. Retail net sales increased by $10.6 million, or 5.4%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The increase in U.S. Retail net sales resulted primarily from a 2.1% increase in comparable store sales and the opening of six new stores year-over year. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit decreased by $0.5 million, or 0.9%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The decrease in segment profit primarily reflects expenses related to new store growth, including preopening expenses, which were partially offset by an increase in net sales. Cost of merchandise sold as a percentage of net sales was consistent for the thirteen weeks ended June 29, 2024 compared to the thirteen weeks ended July 1, 2023, primarily reflecting improving efficiencies at existing offsite processing facilities, offset by the impact of new stores and new offsite processing facilities.
Canada Retail
Canada Retail net sales decreased by $3.7 million, or 2.4%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The decrease in Canada Retail net sales resulted primarily from a 3.1% decline in comparable store sales, partially offset by the opening of five new stores year-over-year and the unfavorable impact of foreign currency during the thirteen weeks ended June 29, 2024. The decline in comparable store sales was driven by a decrease in transactions and average basket, partially offset by an approximate 100 basis point favorable impact due to the shift of Canada Day out of the thirteen weeks ended June 29, 2024 and into the third quarter of fiscal 2024.
Canada Retail segment profit decreased by $6.5 million, or 13.0%, during the thirteen weeks ended June 29, 2024, compared to the thirteen weeks ended July 1, 2023. The decrease in segment profit primarily reflects a decline in net sales and an increase in cost of merchandise sold as a percentage of net sales driven by the impact of new stores and new offsite processing facilities, as well as deleverage on lower sales, partially offset by improving efficiencies at existing offsite processing facilities.
Other
Other includes our Australian retail stores and our wholesale operations. Net sales for our other business increased $0.6 million and segment profit decreased $3.4 million during the thirteen weeks ended June 29, 2024.
Twenty-Six Weeks Ended June 29, 2024 compared to the Twenty-Six Weeks Ended July 1, 2023
Net sales
The following table presents net sales:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Retail sales	$704,717	$687,849	$16,868	2.5%
Wholesale sales	36,118	36,937	(819)	(2.2)
Total net sales	$740,835	$724,786	$16,049	2.2%
Retail sales increased by $16.9 million, or 2.5%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The 2.5% increase in retail sales resulted primarily from the opening of 12 new stores year-over-year and a 0.1% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency during the twenty-six weeks ended June 29, 2024.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$320,790	$300,698	$20,092	6.7%
Cost of merchandise sold increased by $20.1 million, or 6.7%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023.
Cost of merchandise sold increased 180 basis points to 43.3% of net sales during the twenty-six weeks ended June 29, 2024. The 180 basis point increase primarily reflects the impact of new stores and new offsite processing facilities, partially offset by improving efficiencies at existing offsite processing facilities.
Personnel costs classified within cost of merchandise sold were $192.4 million during the twenty-six weeks ended June 29, 2024, compared to $185.3 million during the twenty-six weeks ended July 1, 2023. As a percentage of net sales, personnel costs classified within cost of merchandise sold was 26.0% during the twenty-six weeks ended June 29, 2024, compared to 25.6% during the twenty-six weeks ended July 1, 2023.
Beginning in the second quarter of fiscal 2024, we have updated the way we define personnel costs classified within cost of merchandise sold that impacts the comparability of prior periods. Specifically, we have updated personnel costs classified within cost of merchandise sold to include offsite processing production labor due to the continued growth of offsite processing. Historically, these costs were included in other costs classified within cost of merchandise sold. Personnel costs classified within cost of merchandise sold for prior years reflects this updated definition. This update has no impact on total cost of merchandise sold for any period presented.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Retail and wholesale	$98,701	$96,089	$2,612	2.7%
Corporate	75,951	63,885	12,066	18.9
Total salaries, wages and benefits	$174,652	$159,974	$14,678	9.2%
Salaries, wages and benefits expense increased by $14.7 million, or 9.2%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023.
Personnel costs for our retail and wholesale operations increased by $2.6 million, or 2.7%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The increase primarily reflects growth in our store base year-over-year, as well as higher wage rates and benefits, partially offset by a reduction to annual incentive plan expense.
Personnel costs for our corporate employees increased by $12.1 million, or 18.9%. Adjusting for the $37.7 million of IPO-related stock-based compensation incurred during the twenty-six weeks ended June 29, 2024 and the $24.1 million special one-time bonus and related taxes incurred during the twenty-six weeks ended July 1, 2023 in relation to the issuance of our Senior Secured Notes, personnel costs for our corporate employees decreased $1.6 million primarily reflecting a reduction to annual incentive plan expense, partially offset by higher wage rates, stock-based compensation expense and severance costs.

Selling, general and administrative
The following table presents SG&A:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Rent and utilities	$93,693	$86,585	$7,108	8.2%
Repairs and maintenance	15,124	18,145	(3,021)	(16.6)
Supplies	7,833	8,180	(347)	(4.2)
Professional service fees	6,605	6,470	135	2.1
Marketing	4,666	4,294	372	8.7
Other expenses	33,308	26,630	6,678	25.1
Total selling, general and administrative	$161,229	$150,304	$10,925	7.3%
SG&A increased by $10.9 million, or 7.3%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The increase in SG&A resulted primarily from a $7.1 million increase in rent and utilities driven by growth in our store base and store preopening expenses, and a $6.7 million increase in other expenses which includes investments in information technology and an increase in store expenses. These increases were partially offset by a $3.0 million decrease in repairs and maintenance reflecting reduced store maintenance activities.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Depreciation and amortization	$35,681	$29,177	$6,504	22.3%
Depreciation and amortization during the twenty-six weeks ended June 29, 2024 increased by $6.5 million, or 22.3%, compared to the twenty-six weeks ended July 1, 2023. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, CPCs and ABPs, as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Interest expense, net	$(34,792)	$(54,104)	$19,312	(35.7)%
Amortization of debt issuance cost and debt discount	(2,755)	(3,223)	468	(14.5)
Gain on interest rate swaps	5,704	5,123	581	11.3
Total interest expense, net	$(31,843)	$(52,204)	$20,361	(39.0)%
Total interest expense, net decreased $20.4 million, or 39.0%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. This $20.4 million decrease resulted primarily from a $19.3 million decrease in interest expense, net, which was primarily due to a lower weighted average face value of debt and to a lesser extent, a decrease in the weighted average interest rate. The weighted average face value of debt decreased 26.7% from $1.07 billion during the twenty-six weeks ended July 1, 2023 to $784.2 million during the twenty-six weeks ended June 29, 2024 primarily due to the timing of debt issuance and debt repayments. Over the same period, the weighted average interest rate decreased 69 basis points from 10.25% to 9.56%. This decrease was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 151 basis points.

(Loss) gain on foreign currency, net
The following table presents (loss) gain on foreign currency, net:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
(Loss) gain on foreign currency remeasurement	$(10,003)	$10,401	$(20,404)	n/m
Gain (loss) on derivative instruments	8,107	(4,619)	12,726	n/m
Total (loss) gain on foreign currency, net	$(1,896)	$5,782	$(7,678)	(132.8)%
__________
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the twenty-six weeks ended June 29, 2024, USD strengthened against CAD resulting remeasurement losses of $10.0 million arising primarily on USD-denominated debt held by one of our Canadian entities. These losses were largely offset by an $8.1 million gain on derivative instruments used to manage foreign currency exchange rate risk, substantially all of which arose on cross currency swaps prior to their termination in April 2024.
During the twenty-six weeks ended July 1, 2023 the U.S. dollar weakened against the Canadian dollar resulting in remeasurement gains of $10.4 million arising primarily on USD-denominated debt held by one of our Canadian entities, which were partially offset by $4.6 million in losses on derivative instruments used to manage foreign currency exchange rate risk.
Other income, net
The following table presents other income, net:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Other income, net	$390	$218	$172	78.9%
We did not incur material amounts of miscellaneous income or expenses during either the twenty-six weeks ended June 29, 2024 or the twenty-six weeks ended July 1, 2023.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Loss on extinguishment of debt	$(4,088)	$(6,011)	$1,923	(32.0)%
During the twenty-six weeks ended June 29, 2024, loss on extinguishment of debt of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of Senior Secured Notes on March 4, 2024.
In connection with the issuance of our Senior Secured Notes on February 6, 2023, we prepaid $233.4 million of outstanding borrowings under the Term Loan Facility, which resulted in a loss on debt extinguishment of $6.0 million during the twenty-six weeks ended July 1, 2023.
Income tax expense
The following table presents income tax expense:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Income tax expense	$1,801	$7,563	$(5,762)	(76.2)%

During the twenty-six weeks ended June 29, 2024, we recorded income tax expense of $1.8 million on income before income taxes of $11.0 million, resulting in an effective tax rate of 16.3%. During the twenty-six weeks ended July 1, 2023, we recorded $7.6 million of income tax expense on income before income taxes of $32.4 million, resulting in an effective income tax rate of 23.3%. The decrease in our effective income tax rate resulted primarily from lower income before income taxes, an increase to executive compensation under Internal Revenue Code Section 162(m), and a decrease in Global Intangible Low Taxed Income (“GILTI”), with a corresponding decrease to Foreign Derived Intangible Income (“FDII”) deductions and foreign tax credits. Executive compensation deduction limitations under Section 162(m) are imposed on publicly held corporations and therefore did not apply to the Company prior to the completion of its IPO on July 3, 2023.
Segment results
The following table presents net sales and profit by segment:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales:
U.S. Retail	$399,648	$380,521	$19,127	5.0%
Canada Retail	283,955	286,762	(2,807)	(1.0)
Other	57,232	57,503	(271)	(0.5)
Total net sales	$740,835	$724,786	$16,049	2.2%
Segment Profit:
U.S. Retail	$93,646	$94,800	$(1,154)	(1.2)%
Canada Retail	$79,498	$84,484	$(4,986)	(5.9)%
Other	$15,339	$19,852	$(4,513)	(22.7)%
U.S. Retail
U.S. Retail net sales increased by $19.1 million, or 5.0%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The increase in U.S. Retail net sales resulted primarily from a 2.2% increase in comparable store sales and the opening of six new stores year-over year. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit decreased by $1.2 million, or 1.2%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The decrease in segment profit primarily reflects an increase in cost of goods sold as a percentage of net sales driven by the impact of new stores and new offsite processing facilities, partially offset by improving efficiencies at existing offsite processing facilities. In addition, the decrease in U.S. Retail segment profit reflects higher expenses related to new store growth, including preopening expenses, which were partially offset by an increase in net sales.
Canada Retail
Canada Retail net sales decreased by $2.8 million, or 1.0%, during the twenty-six weeks ended June 29, 2024, compared to the twenty-six weeks ended July 1, 2023. The decrease in Canada Retail net sales resulted primarily from a 2.9% decrease in comparable store sales, partially offset by the opening of five new stores year-over-year and the unfavorable impact of foreign currency during the twenty-six weeks ended June 29, 2024. The decline in comparable store sales was primarily driven by a decrease in transactions.
Canada Retail segment profit decreased by $5.0 million, or 5.9%, during the twenty-six weeks ended June 29, 2024, compared to twenty-six weeks ended July 1, 2023. The decrease in segment profit primarily reflects a decline in net sales and an increase in cost of goods sold as a percentage of net sales driven by the impact of new stores and new offsite processing facilities.
Other
Other net sales include our Australian retail stores and our wholesale operations. Net sales and segment profit for our other businesses decreased $0.3 million and $4.5 million, respectively, during the twenty-six weeks ended June 29, 2024.

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
Adjusted net income is defined as net income excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, dividend-related bonus, loss (gain) on foreign currency, net, executive transition costs, certain other adjustments, the tax effect on the above adjustments, and the excess tax shortfall (benefit) from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
We define Adjusted EBITDA as net income excluding the impact of interest expense, net, income tax expense, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, executive transition costs, transaction costs, dividend-related bonus, loss (gain) on foreign currency, net, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net income and GAAP net income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income:
Net income	$9,712	$35,050	$9,245	$24,855
Loss on extinguishment of debt(1)(2)	—	—	4,088	6,011
IPO-related stock-based compensation expense(1)(3)	19,732	26	37,725	26
Transaction costs(1)(4)	350	780	2,607	1,720
Dividend-related bonus(1)(5)	—	—	—	24,097
Loss (gain) on foreign currency, net(1)	940	(4,487)	1,896	(5,782)
Executive transition costs(1)(6)	610	—	610	—
Other adjustments(1)(7)	(713)	170	(711)	(464)
Tax effect on adjustments(8)	(7,179)	1,018	(15,861)	(7,426)
Excess tax shortfall (benefit) from stock-based compensation	262	—	(2,766)	—
Adjusted net income	$23,714	$32,557	$36,833	$43,037

Net income per share - diluted*:
Net income per diluted share	$0.06	$0.24	$0.06	$0.17
Loss on extinguishment of debt(1)(2)	—	—	0.02	0.04
IPO-related stock-based compensation expense(1)(3)	0.12	—	0.22	—
Transaction costs(1)(4)	—	0.01	0.02	0.01
Dividend-related bonus(1)(5)	—	—	—	0.16
Loss (gain) on foreign currency, net(1)	0.01	(0.03)	0.01	(0.04)
Executive transition costs(1)(6)	—	—	—	—
Other adjustments(1)(7)	—	—	—	—
Tax effect on adjustments(8)	(0.04)	0.01	(0.09)	(0.05)
Excess tax shortfall (benefit) from stock-based compensation	—	—	(0.02)	—
Adjusted net income per diluted share	$0.14	$0.22	$0.22	$0.29
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
(6)Represents severance costs associated with executive leadership changes.
(7)The thirteen and twenty-six weeks ended June 29, 2024 includes insurance proceeds of $0.7 million. The twenty-six weeks ended July 1, 2023 includes legal settlement proceeds of $0.5 million.
(8)Tax effect on adjustments is calculated based on the forecasted effective tax rate for the fiscal year.

A reconciliation of GAAP net income to Adjusted EBITDA for the twenty-six weeks ended June 29, 2024 and July 1, 2023 is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$9,712	$35,050	$9,245	$24,855
Interest expense, net	15,767	27,734	31,843	52,204
Income tax expense	6,293	11,000	1,801	7,563
Depreciation and amortization	17,380	14,693	35,681	29,177
Loss on extinguishment of debt(1)	—	—	4,088	6,011
Stock-based compensation expense(2)	21,650	940	40,779	1,857
Non-cash occupancy-related costs(3)	1,741	714	3,734	1,411
Lease intangible asset expense(4)	904	1,027	1,781	2,153
Pre-opening expenses(5)	5,255	1,214	6,757	2,592
Store closing expenses(6)	154	419	207	867
Executive transition costs(7)	610	—	610	—
Transaction costs(8)	350	780	2,607	1,720
Dividend-related bonus(9)	—	—	—	24,097
Loss (gain) on foreign currency, net	940	(4,487)	1,896	(5,782)
Other adjustments(9)	(713)	170	(711)	(464)
Adjusted EBITDA	$80,043	$89,254	$140,318	$148,261
Net income margin	2.5%	9.2%	1.2%	3.4%
Adjusted EBITDA margin	20.7%	23.5%	18.9%	20.5%
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
(7)Represents severance costs associated with executive leadership changes.
(8)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(9)Represents dividend-related bonus and related taxes paid in conjunction with our February 2023 dividend.
(10)The thirteen and twenty-six weeks ended June 29, 2024 includes insurance proceeds of $0.7 million. The twenty-six weeks ended July 1, 2023 includes legal settlement proceeds of $0.5 million.

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
Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen and twenty-six weeks ended June 29, 2024, as compared to the thirteen and twenty-six weeks ended July 1, 2023, the U.S. dollar was stronger relative to both the Canadian Dollar and Australian Dollar which overall resulted in an unfavorable foreign currency impact on our operating results.
The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$386,663	$379,102	$7,561	2.0%
Impact of foreign currency	3,005	n/a	3,005	n/m
Constant-currency net sales	$389,668	$379,102	$10,566	2.8%

	Twenty-Six Weeks Ended
(dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$740,835	$724,786	$16,049	2.2%
Impact of foreign currency	2,914	n/a	2,914	n/m
Constant-currency net sales	$743,749	$724,786	$18,963	2.6%

n/a - not applicable n/m - not meaningful

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. We funded the dividend payment of $262.2 million during the twenty-six weeks ended July 1, 2023 with the issuance of debt. Although we do not anticipate paying any cash dividends in the foreseeable future, any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, liquidity, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.

Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of June 29, 2024, $123.8 million was available to borrow under the Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months. We may supplement our liquidity needs with borrowings under our Revolving Credit Facility.
See Note 4 to our unaudited interim condensed consolidated financial statements for details of our indebtedness.
Cash Flows
Twenty-Six Weeks Ended June 29, 2024 compared to the Twenty-Six Weeks Ended July 1, 2023
The following table summarizes our cash flows:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$54,566	$53,790
Net cash used in investing activities	(28,004)	(47,135)
Net cash used in financing activities	(43,536)	(8,832)
Effect of exchange rate changes on cash and cash equivalents	(2,330)	1,610
Net change in cash and cash equivalents	$(19,304)	$(567)
Net cash provided by operating activities
Net cash provided by operating activities was $54.6 million for the twenty-six weeks ended June 29, 2024, resulting from net income of $9.2 million and a net decrease of $77.0 million related to our operating assets and liabilities, which was offset by non-cash charges of $122.3 million. Net cash used in operating activities for the twenty-six weeks ended June 29, 2024 increased by $0.8 million, compared to the twenty-six weeks ended July 1, 2023.
The $0.8 million increase is primarily due to the $24.1 million special one-time bonus and related taxes paid in conjunction with the February 2023 dividend payment during the twenty-six weeks ended July 1, 2023, partially offset by a $12.0 million increase in taxes paid during the twenty-six weeks ended June 29, 2024 and a $5.5 million increase in interest paid on debt during the twenty-six weeks ended June 29, 2024. We also experienced additional net cash outflows from operating activities related to movements in our working capital balances during the quarter, which were not individually significant.
Non-cash charges during the twenty-six weeks ended June 29, 2024 primarily consisted of $63.6 million of operating lease expense, $40.8 million of stock-based compensation expense, $35.7 million of depreciation and amortization expense, and $4.1 million loss on extinguishment of debt, which was partially offset by a $20.6 million benefit in deferred income taxes, net and $1.2 million of other non-cash items.

Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended June 29, 2024 consisted primarily of a $60.0 million change in operating lease liabilities, a $14.7 million change in accrued payroll and related taxes, a $14.2 million change in accounts payable and accrued liabilities, and a $12.3 million change in prepaid expenses and other current assets. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we accrued $24.4 million which was paid during the first quarter of fiscal year 2024. As of June 29, 2024, we accrued $6.5 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2025. The change in accounts payable and accrued liabilities resulted primarily from an increase in Canadian income taxes payable. The change in prepaid expenses and other current assets is primarily a result of an increase in prepaid U.S. income taxes.
Net cash provided by operating activities was $53.8 million for the twenty-six weeks ended July 1, 2023, resulting from net income of $24.9 million and a net decrease of $64.1 million related to our operating assets and liabilities, which was offset by non-cash charges of $93.0 million.
Non-cash charges during the twenty-six weeks ended July 1, 2023 primarily consisted of $58.3 million of operating lease expense, $29.2 million of depreciation and amortization expense, partially offset by $10.8 million of other non-cash items
Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended July 1, 2023 consisted primarily of a $55.1 million change in operating lease liabilities, a $19.5 million change in prepaid expenses and other current assets, and a $6.9 million change in accrued payroll and related taxes, partially offset by a $24.8 million change in accounts payable and other liabilities. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in prepaid expenses and other current assets was primarily a result of increased spend related to the launch of the Company’s IPO which closed on July 3, 2023. The change in accounts payable and other liabilities resulted primarily from $21.7 million of accrued interest on the Senior Secured Notes (interest is paid semiannually on February 15 and August 15). The change in accrued payroll and related taxes resulted primarily from the payment of incentive compensation to our employees. As of December 31, 2022, we had accrued $25.0 million which was paid during the first quarter of fiscal year 2023. As of July 1, 2023, we had accrued $14.9 million for employee incentive compensation, the majority of which was paid during the first quarter of fiscal year 2024.
Net cash used in investing activities
Net cash used in investing activities was $28.0 million for the twenty-six weeks ended June 29, 2024 and $47.1 million for the twenty-six weeks ended July 1, 2023. Expenditure in both periods consisted primarily of capital maintenance and investments in our store build-outs, CPCs and ABPs, which are reported as purchases of property and equipment. The twenty-six weeks ended June 29, 2024 further includes proceeds of $28.1 million related to the termination of the Company’s cross currency swaps in April 2024 and a net payment of $2.9 million related to the 2 Peaches Acquisition.
Net cash used in financing activities
Net cash used in financing activities was $43.5 million for the twenty-six weeks ended June 29, 2024 and consisted primarily of $52.5 million of principal payments on our long-term debt, partially offset by $11.9 million related to the settlement of a derivative instrument, net.
Net cash used in financing activities was $8.8 million for the twenty-six weeks ended July 1, 2023. Net cash used in financing activities during the twenty-six weeks ended July 1, 2023 consisted of $529.2 million of net proceeds from issuance of the Senior Secured Notes which was offset by $237.5 million in payments towards the principal of our long-term debt and the payment of $262.2 million in dividends.

Critical Accounting Policies and Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. Preparation of our unaudited interim condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and to make various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial condition, results of operations, and cash flows will be affected. We believe that the assumptions and estimates, as set forth in our 2023 Annual Report on Form 10-K, associated with the impairment assessments of our goodwill and indefinite-lived intangible assets, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to fully understanding and evaluating our unaudited interim condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow, and market exposures. We do not use derivative financial instruments for trading or speculative purposes. Refer to “Note 6. Derivative Financial Instruments” for additional information.
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
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of June 29, 2024, we had variable rate borrowings on the Term Loan Facility of $318.8 million and no advances under our Revolving Credit Facility. We currently use Term SOFR as the reference rate for our variable rate debt and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of June 29, 2024.
To reduce our exposure to fluctuations in interest rates, from time to time we enter into interest rate swaps. Interest rate swaps reduce our exposure to increases in interest rates and effectively convert a portion of our floating-rate debt to a fixed-rate basis. Our interest rate swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.

Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into U.S. Dollars (“USD”), the reporting currency of the Company. For the twenty-six weeks ended June 29, 2024, approximately 43.5% of our net sales were denominated in a currency other than USD. For the twenty-six weeks ended June 29, 2024, a hypothetical 10% strengthening of USD to the Canadian Dollar (“CAD”) would decrease our net sales by $30.0 million (and vice versa). A hypothetical 10% change in the relative fair value of USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in USD compared to CAD and AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis and in June 2024 we considerably increased our portfolio of such instruments. Our cross currency swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.
At June 29, 2024, the entire $318.8 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is CAD. These variable rate borrowings expose the Company to remeasurement risk. For the twenty-six weeks ended June 29, 2024, a hypothetical 10% strengthening of USD to CAD would decrease net income by $31.9 million (and vice versa).
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 29, 2024. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2024 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 12 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”
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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 31, 2024 - April 27, 2024	—	$—	—	$50,000
April 28, 2024 - May 25, 2024	—	—	—	50,000
May 26, 2024 - June 29, 2024	473,410	11.83	287,641	46,684
Total	473,410	11.83	287,641	46,684
(a) Total number of shares purchased consists of 185,769 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. There was $46.7 million remaining under the share repurchase program as of June 29, 2024.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the second quarter of 2024, no executive officer or director adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
10.1	Fourth Amendment to Credit Agreement, dated as of June 27, 2024, by and among Evergreen Acqco 1 LP, as US Borrower, Value Village Canada Inc., as Canadian Borrower, S-Evergreen Holding Corp., as Holdings, Evergreen Acqco GP LLC, as Holdings GP, the other Guarantors party thereto, KKR Loan Administration Services LLC, as Administrative Agent and Collateral Agent and PNC Bank, National Association, as revolving agent.	8-K	10.1	6/28/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 29, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 29, 2024, formatted in Inline XBRL (included within Exhibit 101).
____________
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 09, 2024	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)