Form 10-Q
period 2024-09-28
Savers Value Village, Inc.
filed 2024-11-08
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

The registrant had outstanding 159,909,078 shares of common stock as of November 6, 2024.

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
Forward-looking statements are based on our current expectations and assumptions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•the impact on both the supply and demand for our products caused by general economic conditions, such as the macroeconomic pressures in Canada and/or the U.S., and changes in consumer confidence and spending;
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
•the loss of, or disruption or interruption in the operations of, our centralized processing centers;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$394,797	$392,698	$1,135,632	$1,117,484
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	170,776	158,252	491,566	458,950
Salaries, wages and benefits	74,189	116,114	248,841	276,088
Selling, general and administrative	83,897	82,076	245,126	232,380
Depreciation and amortization	17,297	15,911	52,978	45,088
Total operating expenses	346,159	372,353	1,038,511	1,012,506
Operating income	48,638	20,345	97,121	104,978
Other (expense) income:
Interest expense, net	(15,466)	(18,708)	(47,309)	(70,912)
Gain (loss) on foreign currency, net	2,443	(195)	547	5,587
Other (expense) income, net	(168)	(45)	222	173
Loss on extinguishment of debt	—	(10,615)	(4,088)	(16,626)
Other expense, net	(13,191)	(29,563)	(50,628)	(81,778)
Income (loss) before income taxes	35,447	(9,218)	46,493	23,200
Income tax expense	13,766	6,394	15,567	13,957
Net income (loss)	21,681	(15,612)	30,926	9,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,390	(1,508)	(1,184)	(3,456)
Cash flow hedges	(2,637)	(1,307)	(5,977)	(2,915)
Other comprehensive loss	(1,247)	(2,815)	(7,161)	(6,371)
Comprehensive income (loss)	$20,434	$(18,427)	$23,765	$2,872
Net income (loss) per share, basic	$0.13	$(0.10)	$0.19	$0.06
Net income (loss) per share, diluted	$0.13	$(0.10)	$0.18	$0.06
Basic weighted average shares outstanding	160,856	160,247	161,301	147,885
Diluted weighted average shares outstanding	165,671	160,247	167,241	153,134
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	September 28, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$137,719	$179,955
Trade receivables, net	15,688	11,767
Inventories	39,644	32,820
Prepaid expenses and other current assets	32,756	25,691
Derivative assets – current	—	7,691
Total current assets	225,807	257,924
Property and equipment, net	264,778	229,405
Right-of-use lease assets	549,756	499,375
Goodwill	682,072	687,368
Intangible assets, net	163,439	166,681
Other assets	3,819	3,133
Derivative assets – non-current	—	23,519
Total assets	$1,889,671	$1,867,405
Current liabilities:
Accounts payable and accrued liabilities	$80,790	$92,550
Accrued payroll and related taxes	45,860	65,096
Lease liabilities – current	83,554	79,306
Current portion of long-term debt	6,000	4,500
Total current liabilities	216,204	241,452
Long-term debt, net	735,349	784,593
Lease liabilities – non-current	469,545	419,407
Deferred tax liabilities, net	13,299	27,909
Other liabilities	22,391	17,989
Total liabilities	1,456,788	1,491,350
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 160,106 and 160,453 shares issued and outstanding	—	—
Additional paid-in capital	647,106	593,109
Accumulated deficit	(237,549)	(247,541)
Accumulated other comprehensive income	23,326	30,487
Total stockholders’ equity	432,883	376,055
Total liabilities and stockholders’ equity	$1,889,671	$1,867,405
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455
Stock-based compensation expense	—	—	10,328	—	—	10,328
Stock issued under stock incentive plans, net	187	—	284	—	—	284
Repurchase of common stock under share repurchase program	(1,783)	—	—	(17,618)	—	(17,618)
Comprehensive income (loss)	—	—	—	21,681	(1,247)	20,434
Balance at September 28, 2024	160,106	$—	$647,106	$(237,549)	$23,326	$432,883

Balance at July 1, 2023	141,703	$—	$227,335	$(275,801)	$35,895	$(12,571)
Stock-based compensation expense	—	—	49,113	—	—	49,113
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	18,750	—	295,027	—	—	295,027
Comprehensive loss	—	—	—	(15,612)	(2,815)	(18,427)
Balance at September 30, 2023	160,453	$—	$571,475	$(291,413)	$33,080	$313,142
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except per share amounts, unaudited)

	Thirty-Nine Weeks Ended
	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation expense	—	—	51,107	—	—	51,107
Stock issued under stock incentive plans, net	1,724	—	2,890	—	—	2,890
Repurchase of common stock under share repurchase program	(2,071)	—	—	(20,934)	—	(20,934)
Comprehensive income (loss)	—	—	—	30,926	(7,161)	23,765
Balance at September 28, 2024	160,106	$—	$647,106	$(237,549)	$23,326	$432,883

Balance at December 31, 2022	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Stock-based compensation expense	—	—	50,970	—	—	50,970
Stock issued under stock incentive plans, net	158	—	(150)	—	—	(150)
Repurchase of common stock prior to initial public offering	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	(262,213)	—	(262,213)
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	18,750	—	295,027	—	—	295,027
Comprehensive income (loss)	—	—	—	9,243	(6,371)	2,872
Balance at September 30, 2023	160,453	$—	$571,475	$(291,413)	$33,080	$313,142
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$30,926	$9,243
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	51,107	50,970
Amortization of debt issuance costs and debt discount	4,169	4,631
Depreciation and amortization	52,978	45,088
Operating lease expense	97,209	89,204
Deferred income taxes, net	(14,511)	(3,725)
Loss on extinguishment of debt	4,088	16,626
Other items	(10,243)	(12,714)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(4,029)	341
Inventories	(6,224)	(14,227)
Prepaid expenses and other current assets	(6,831)	3,675
Accounts payable and accrued liabilities	(12,951)	2,456
Accrued payroll and related taxes	(18,797)	(5,519)
Operating lease liabilities	(91,318)	(84,081)
Other liabilities	2,870	2,434
Net cash provided by operating activities	78,443	104,402
Cash flows from investing activities:
Purchases of property and equipment	(80,146)	(74,579)
Business acquisition, net of cash acquired	(3,189)	—
Settlement of derivative instruments, net	28,194	(199)
Purchase of trade name	—	(650)
Net cash used in investing activities	(55,141)	(75,428)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	529,247
Principal payments on long-term debt	(54,000)	(546,431)
Payment of debt issuance costs	(1,004)	(4,359)
Prepayment premium on extinguishment of debt	(1,485)	(1,650)
Advances on revolving line of credit	—	42,000
Repayments of revolving line of credit	—	(84,000)
Proceeds from stock option exercises	3,443	—
Dividends paid	—	(262,235)
Proceeds from initial public offering, net	—	314,719
Payment of offering costs	—	(8,766)
Repurchase of common stock under share repurchase program	(20,934)	—
Repurchase of shares and shares withheld for taxes	(553)	(849)
Settlement of derivative instrument, net	11,925	6,213
Principal payments on finance lease liabilities	(1,099)	—
Other	(438)	—
Net cash used in financing activities	(64,145)	(16,111)
Effect of exchange rate changes on cash and cash equivalents	(1,393)	312
Net change in cash and cash equivalents	(42,236)	13,175
Cash and cash equivalents at beginning of period	179,955	112,132
Cash and cash equivalents at end of period	$137,719	$125,307
Supplemental disclosures of cash flow information:
Interest paid on debt	$68,678	$70,225
Income taxes paid, net	$28,612	$10,032
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$6,567	$1,810
Offering costs not yet paid	$—	$1,147
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of September 28, 2024 and for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The condensed consolidated balance sheet at December 30, 2023, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 30, 2023, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
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
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on available information and on various other assumptions that are believed to be reasonable under the circumstances. Certain items subject to such estimates and assumptions include, but are not limited to, the valuation of insurance reserves, impairment assessments associated with our goodwill and indefinite-lived intangible assets, income taxes and stock-based compensation. Actual results could vary from those estimates under different assumptions or conditions.
Revenue recognition
The following table disaggregates our revenue by retail and wholesale during each of the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Retail sales	$375,587	$373,982	$1,080,304	$1,061,831
Wholesale sales	19,210	18,716	55,328	55,653
Total net sales	$394,797	$392,698	$1,135,632	$1,117,484

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
Note 3. 2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches Group, LLC (“2 Peaches”) for $5.4 million, which is comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches is a thrift store chain with seven locations in the Atlanta, Georgia, metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S.
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
Goodwill arising from the acquisition amounted to less than $0.1 million. Goodwill was allocated to the U.S. Retail reporting unit. The preliminary fair value of assets acquired was $12.5 million, which primarily comprised $8.5 million for right-of-use assets, $2.9 million for a charity licensing agreement, $0.5 million for inventory, $0.4 million for property and equipment, and $0.1 million of cash. The charity licensing agreement will be amortized on a straight-line basis over its remaining useful life, which is expected to be through the end of fiscal 2024. The preliminary fair value of liabilities assumed was $7.1 million.
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million requires us to make a future cash payment of up to $2.7 million upon achievement of specific milestones; the associated liability is classified in other liabilities in the unaudited interim condensed consolidated balance sheets. See Note 5. Fair Value Measurements, for information related to the fair value of the contingent consideration.
We have not presented pro forma results of operations including 2 Peaches since their results of operations are not material to our consolidated financial results.

Note 4. Indebtedness
Debt consisted of the following:

(in thousands)	September 28, 2024	December 30, 2023
Senior Secured Notes	$445,500	$495,000
Term Loan Facility	317,256	321,756
Total face value of debt	762,756	816,756
Less: current portion of long-term debt	6,000	4,500
Less: unamortized debt issuance costs and debt discount	21,407	27,663
Long-term debt, net	$735,349	$784,593
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
As of September 28, 2024, there were no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $123.8 million was available to borrow.
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

The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at September 28, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$38,000	$—	$—	$38,000
Total	$38,000	$—	$—	$38,000
Liabilities:
Forward contracts	$—	$1,225	$—	$1,225
Acquisition-related contingent consideration	—	—	453	453
Total	$—	$1,225	$453	$1,678
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 30, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$90,000	$—	$—	$90,000
Interest rate swaps	—	10,379	—	10,379
Cross currency swaps	—	20,831	—	20,831
Total	$90,000	$31,210	$—	$121,210
Liabilities:
Cross currency swaps	$—	$466	$—	$466
Forward contracts	—	384	—	384
Total	$—	$850	$—	$850
Money market funds consist of short-term deposits with an original maturity of three months or less. Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent pricing services and the Company obtains an understanding of the methods used in pricing. As such, these derivative instruments are classified within Level 2.
The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $471.2 million and $525.5 million at September 28, 2024 and December 30, 2023, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at September 28, 2024 and December 30, 2023.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurement of the acquisition-related contingent consideration liability as of September 28, 2024:

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

The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at May 6, 2024(1)	$1,898
Change in fair value recorded in selling, general and administrative expenses	73
Balance at June 29, 2024	1,971
Change in fair value recorded in selling, general and administrative expenses	(1,518)
Balance at September 28, 2024	$453
(1)May 6, 2024 reflects the acquisition date of 2 Peaches.

Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both, and from time to time, may use interest rate swaps to manage the risk of changes in interest rates. The Company’s forward contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 5 for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts to manage its exposure to fluctuations in the U.S. Dollar (“USD”) – Canadian Dollar (“CAD”) and may also use cross currency swaps for the same reason. Forward contracts lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of September 28, 2024 and December 30, 2023, the Company’s forward contracts had USD-equivalent gross notional amounts of $139.5 million and $33.2 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million. These cross currency swaps were not designated in hedging relationships. Cross currency swaps with notional amounts of $275.0 million were outstanding as of December 30, 2023.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company may from time to time manage its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company previously entered into two interest rate swaps that were designated as cash flow hedges. In April 2024, the Company terminated its interest rate swaps, resulting in net proceeds of $10.3 million. All amounts deferred into other comprehensive loss prior to termination will be amortized to interest expense through May 2025, being the original maturity date of the interest rate swaps. Interest rate swaps with notional amounts of $275.0 million were outstanding at December 30, 2023.

The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts were as follows:

(in thousands)	Balance Sheet Location	September 28, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Cross currency swaps	Derivative asset – non-current	$—	$20,831
Total derivatives in an asset position		$—	$20,831
Forward contracts	Accounts payable and accrued liabilities	$1,225	$384
Cross currency swaps	Accounts payable and accrued liabilities	—	466
Total derivatives in a liability position		$1,225	$850
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$—	$7,691
Interest rate swaps	Derivative asset – non-current	—	2,688
Total derivatives in an asset position		$—	$10,379
Total deferred gain	Accumulated other comprehensive income	$7,068	$13,045
The impact of derivative financial instruments on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(Loss) gain on forward contracts recognized in gain (loss) on foreign currency, net	$(1,193)	$555	$(733)	$(134)
Gain on cross currency swaps recognized in gain (loss) on foreign currency, net	$—	$6,933	$7,647	$3,003
Gain on interest rate swaps recognized in interest expense, net	$2,637	$2,961	$8,341	$8,084
The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss), net of tax:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gain recognized in other comprehensive loss	$—	$1,655	$2,364	$5,170
Gain reclassified from accumulated other comprehensive income into net income (loss)	$2,637	$2,962	$8,341	$8,085
Amounts reclassified from accumulated other comprehensive income into net income (loss) are recognized in interest expense, net. Within the next 12 months, the Company estimates that an additional $7.1 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.

Note 7. Segments
The Company has two reportable segments: U.S. Retail and Canada Retail. In addition to its two reportable segments, the Company has retail stores in Australia and wholesale operations, both of which are classified within Other.
The Company evaluates the performance of its segments based on Segment Profit, which it defines as operating income, exclusive of corporate overhead and allocations, asset impairments as applicable, and certain separately disclosed unusual or infrequent items. Segment Profit, as defined herein, may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of Operating income, Net income (loss), or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.
Our segment results were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
U.S. Retail	$212,470	$200,127	$612,118	$580,648
Canada Retail	151,886	163,518	435,841	450,280
Other	30,441	29,053	87,673	86,556
Total net sales	$394,797	$392,698	$1,135,632	$1,117,484
Segment profit:
U.S. Retail	$43,754	$52,262	$137,400	$147,062
Canada Retail	45,354	56,404	124,852	140,888
Other	11,895	10,061	27,234	29,913
Total segment profit	101,003	118,727	289,486	317,863
General corporate expenses	35,068	82,471	139,387	167,797
Depreciation and amortization	17,297	15,911	52,978	45,088
Operating income	48,638	20,345	97,121	104,978
Interest expense, net	(15,466)	(18,708)	(47,309)	(70,912)
Gain (loss) on foreign currency, net	2,443	(195)	547	5,587
Other (expense) income, net	(168)	(45)	222	173
Loss on extinguishment of debt	—	(10,615)	(4,088)	(16,626)
Income (loss) before income taxes	35,447	(9,218)	46,493	23,200
Income tax expense	13,766	6,394	15,567	13,957
Net income (loss)	$21,681	$(15,612)	$30,926	$9,243

Note 8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common equivalent shares outstanding for the period using the treasury stock method.
Basic and diluted net income (loss) per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator
Net income (loss)	$21,681	$(15,612)	$30,926	$9,243
Denominator
Basic weighted average common shares outstanding	160,856	160,247	161,301	147,885
Dilutive effect of employee stock options and awards	4,815	—	5,940	5,249
Diluted weighted average common shares outstanding (1)	165,671	160,247	167,241	153,134
Net income (loss) per share (2)
Basic	$0.13	$(0.10)	$0.19	$0.06
Diluted	$0.13	$(0.10)	$0.18	$0.06
(1)For the thirteen and thirty-nine weeks ended September 28, 2024, the calculation of diluted net income per share excludes the effect of 3.9 million and 2.9 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive. For the thirteen weeks ended September 30, 2023, the calculation of diluted net loss per share excludes the effect of 6.6 million potential shares of common stock relating to awards of stock options and restricted stock units that would have been antidilutive. For the thirty-nine weeks ended September 30, 2023, there were no stock awards that would have had an antidilutive impact on net income per share.
(2)Due to the differences between quarterly and year-to-date weighted average share counts and the effect of quarterly rounding to the nearest cent per share, the year-to-date calculation of net income (loss) per share may not equal the sum of the quarters.

Note 9. Stock-based Compensation
Stock-based Compensation
Stock-based compensation expense for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was $51.1 million and $51.0 million, respectively.
Time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over a three-year or five-year period from the date of grant provided the participant continues to be employed by, or provide service to, the Company through each vesting date.
The following table summarizes activity related to time-based options:

(in thousands, except per share and remaining term amounts)	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,530	$5.99	6.93	$85,774
Granted	520	19.18
Exercised	(1,305)	2.29
Forfeited or expired	(426)	14.66
Outstanding at September 28, 2024	6,319	7.25	6.23	32,306
Exercisable at September 28, 2024	3,646	4.42	5.22	25,157
Performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest in 25% increments as performance conditions are achieved through the term of the options. Twenty-five percent of the outstanding performance-based options vested upon completion of the Company's initial public offering (“IPO”), with the remainder scheduled to vest in equal increments over three years starting on June 30, 2024 provided market-specific conditions are achieved. The vesting of performance-based options is subject to continued employment through the vesting date. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market-specific conditions are achieved.
Upon completion of our IPO on July 3, 2023, we commenced recognition of stock-based compensation for our performance-based options as the underlying performance-based condition was satisfied. During the thirty-nine weeks ended September 28, 2024 and September 30, 2023, we recognized $43.4 million and $19.2 million, respectively, of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period. During the thirty-nine weeks ended September 30, 2023, we also recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO.
The following table summarizes activity related to performance-based options:

(in thousands, except per share and remaining term amounts)	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 30, 2023	7,948	$2.05	5.78	$121,750
Exercised	(283)	1.74
Forfeited or expired	(323)	1.62
Outstanding at September 28, 2024	7,342	2.09	5.30	63,110
Exercisable at September 28, 2024	3,599	2.10	5.29	30,912

Restricted stock units
Restricted stock units (“RSUs”) contain a service condition and generally vest in equal annual installments over a one-year or three-year period from the date of grant, provided the participant continues to be employed by, or provide service to, the Company through each vesting date.
The following table summarizes activity related to RSUs:

(in thousands, except per share amounts)	Number of units	Weighted average grant-date fair value per share
Unvested at December 30, 2023	547	$22.81
Granted	557	18.70
Vested	(186)	22.67
Forfeited	(73)	21.73
Unvested at September 28, 2024	845	20.23
Note 10. Share Repurchases
During the thirteen and thirty-nine weeks ended September 28, 2024, under our share repurchase program announced in November 2023, we repurchased 1.8 million and 2.1 million shares, respectively, at a total cost of $17.6 million and $20.9 million, respectively. As of September 28, 2024, the Company had $29.1 million remaining under the share repurchase program. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable regulatory requirements.
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
The effective tax rate for the thirteen weeks ended September 28, 2024 and September 30, 2023 was 38.8% and (69.4)%, respectively. The effective tax rates differed from the federal statutory rate primarily due to Internal Revenue Code Section 162(m) (“Section 162(m)”) excess compensation, changes in the valuation allowance, Foreign Derived Intangible Income (“FDII”), tax credits, withholding taxes and stock-based compensation.
The effective tax rate for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was 33.5% and 60.2%, respectively. The effective tax rates differed from the federal statutory rate primarily due to Section 162(m) excess compensation, changes in the valuation allowance, FDII, tax credits, withholding taxes and stock-based compensation.
In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of September 28, 2024, the Company had a $7.6 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the thirteen and thirty-nine weeks ended September 28, 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada and operate a total of 344 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique®, and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”) either directly from them or via on-site donations (“OSDs”) at Community Donation Centers (“CDCs”) at our stores as well as through GreenDrop’s mobile donation stations. We then process, select, price, merchandise and sell these items in our stores. Items that are not sold to our retail customers are marketed to wholesale customers, who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source are sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of September 28, 2024, we had 5.8 million total active members enrolled in our U.S. and Canadian loyalty programs each of whom have made a purchase within the last 12 months, compared to 5.2 million total active members as of September 30, 2023. Active members drove 71.9% of point-of-sale transaction value during the twelve months ended September 28, 2024, compared to 69.9% of point-of-sale transaction value during the twelve months ended September 30, 2023.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended September 28, 2024 (the “third quarter”) (comparisons are to the thirteen weeks ended September 30, 2023):
•Net sales increased 0.5% to $394.8 million, with the U.S. up 6.2% and Canada down 7.1%. Constant currency net sales increased 1.2% to $397.3 million.
•Comparable store sales decreased 2.4%, with the U.S. increasing 1.6% and Canada decreasing 7.5%. A timing shift in the Canada Day holiday negatively impacted Canadian comparable store sales by approximately 100 basis points in the third quarter.
•The Company opened nine new stores, ending the third quarter with 344 stores.
•Net income and Adjusted net income were $21.7 million and $25.1 million, respectively. Net income per diluted share and Adjusted net income per diluted share were $0.13 and $0.15, respectively. Net income margin was 5.5%.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $82.0 million and Adjusted EBITDA margin was 20.8%. Changes in foreign currency rates negatively impacted Adjusted EBITDA by $0.8 million during the third quarter.
•Total active members enrolled in our U.S. and Canadian loyalty programs increased 11.5% to 5.8 million.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.

Recent Developments
Macroeconomic Conditions in Canada
The macroeconomic environment in Canada remains challenging, with elevated levels of unemployment and a high cost of living that is especially hard on low-income consumers. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate their discretionary spending, which may adversely impact demand for the Company’ products and our profitability.
In response to the macroeconomic pressures in Canada, we have been actively testing different approaches to improve our Canadian business, particularly in the areas of selection and pricing, to drive foot traffic, increase conversion and improve our overall value perception among consumers at existing stores.
2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches Group, LLC (“2 Peaches”) for $5.4 million, which is comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches is a thrift store chain with seven locations in the Atlanta, Georgia, metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S. Goodwill arising from the acquisition amounted to less than $0.1 million.

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
Share Repurchases
During the thirteen and thirty-nine weeks ended September 28, 2024, under our share repurchase program announced in November 2023, we repurchased 1.8 million and 2.1 million shares, respectively, at a total cost of $17.6 million and $20.9 million, respectively. As of September 28, 2024, the Company had $29.1 million remaining under the share repurchase program.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Comparable Store Sales (1)
United States	1.6%	3.3%	2.0%	4.8%
Canada	(7.5)%	4.3%	(4.5)%	6.1%
Total (2)	(2.4)%	3.7%	(0.7)%	5.4%
Number of Stores
United States	167	152	167	152
Canada	164	157	164	157
Total (2)	344	321	344	321
Other Metrics
Pounds processed (lbs mm)	261	249	753	734
Sales yield (3)	$1.45	$1.50	$1.44	$1.46
Cost of merchandise sold per pound processed	$0.65	$0.64	$0.65	$0.63
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
During the thirteen weeks ended September 28, 2024, our comparable store sales declined 2.4%, primarily reflecting a decrease in transactions in our Canada Retail segment, partially offset by higher transactions and average basket in our U.S. Retail segment. During the thirteen weeks ended September 30, 2023, our comparable store sales increased 3.7%, primarily reflecting growth in transactions.
During the thirty-nine weeks ended September 28, 2024, our comparable store sales declined 0.7%, primarily reflecting a decrease in transactions in our Canada Retail segment, partially offset by higher transactions and average basket in our U.S. Retail segment. During the thirty-nine weeks ended September 30, 2023, our comparable store sales increased 5.4%, primarily reflecting growth in transactions.

Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores, especially in in high-growth markets.
Our number of stores increased to 344 stores as of September 28, 2024, from 321 stores as of September 30, 2023. The increase in stores resulted from the opening of eight net new stores in the U.S., seven net new stores in Canada and one new store in Australia, as well as the addition of seven stores through the 2 Peaches Acquisition.
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
During the thirteen weeks ended September 28, 2024, we processed 261 million pounds of supply, of which 79.8% was comprised of supply from OSDs and GreenDrop. During the thirteen weeks ended September 30, 2023, we processed 249 million pounds of supply, of which 77.9% was comprised of supply from OSDs and GreenDrop.
During the thirty-nine weeks ended September 28, 2024, we processed 753 million pounds of supply, of which 76.8% was comprised of supply from OSDs and GreenDrop. During the thirty-nine weeks ended September 30, 2023, we processed 734 million pounds of supply, of which 74.4% was comprised of supply from OSDs and GreenDrop.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for the thirteen weeks ended September 28, 2024 was $1.45, compared to $1.50 for the thirteen weeks ended September 30, 2023. The 3.3% decline in sales yield primarily reflects a decrease in items sold per pound processed in Canada and the U.S., partially offset by higher price points on items sold in the U.S.
Our sales yield for the thirty-nine weeks ended September 28, 2024 was $1.44, compared to $1.46 for the thirty-nine weeks ended September 30, 2023. The 1.4% decline in sales yield primarily reflects a decrease in items sold per pound processed in Canada.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended September 28, 2024 was $0.65, compared to $0.64 for the thirteen weeks ended September 30, 2023.
Cost of merchandise sold per pound processed during the thirty-nine weeks ended September 28, 2024 was $0.65, compared to $0.63 for the thirty-nine weeks ended September 30, 2023.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net sales	$394,797	100.0%	$392,698	100.0%	$1,135,632	100.0%	$1,117,484	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	170,776	43.3	158,252	40.3	491,566	43.3	458,950	41.1
Salaries, wages and benefits	74,189	18.8	116,114	29.6	248,841	21.9	276,088	24.7
Selling, general and administrative	83,897	21.3	82,076	20.8	245,126	21.6	232,380	20.8
Depreciation and amortization	17,297	4.3	15,911	4.1	52,978	4.6	45,088	4.0
Total operating expenses	346,159	87.7	372,353	94.8	1,038,511	91.4	1,012,506	90.6
Operating income	48,638	12.3	20,345	5.2	97,121	8.6	104,978	9.4
Other (expense) income:
Interest expense, net	(15,466)	(3.9)	(18,708)	(4.8)	(47,309)	(4.2)	(70,912)	(6.3)
Gain (loss) on foreign currency, net	2,443	0.6	(195)	—	547	—	5,587	0.5
Other (expense) income, net	(168)	—	(45)	—	222	—	173	—
Loss on extinguishment of debt	—	—	(10,615)	(2.7)	(4,088)	(0.3)	(16,626)	(1.5)
Other expense, net	(13,191)	(3.3)	(29,563)	(7.5)	(50,628)	(4.5)	(81,778)	(7.3)
Income (loss) before income taxes	35,447	9.0	(9,218)	(2.3)	46,493	4.1	23,200	2.1
Income tax expense	13,766	3.5	6,394	1.7	15,567	1.4	13,957	1.3
Net income (loss)	$21,681	5.5%	$(15,612)	(4.0)%	$30,926	2.7%	$9,243	0.8%
Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Retail sales	$375,587	$373,982	$1,605	0.4%
Wholesale sales	19,210	18,716	494	2.6%
Total net sales	$394,797	$392,698	$2,099	0.5%
Retail net sales increased by $1.6 million, or 0.4%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The 0.4% increase in retail sales resulted from the opening of 16 net new stores year-over-year, offset by a 2.4% decrease in comparable store sales and the unfavorable impact of foreign currency.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$170,776	$158,252	$12,524	7.9%
Cost of merchandise sold increased by $12.5 million, or 7.9%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023.
Cost of merchandise sold increased 300 basis points to 43.3% of net sales during the thirteen weeks ended September 28, 2024. The 300 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales and the impact of new stores.
Personnel costs classified within cost of merchandise sold were $99.8 million during the thirteen weeks ended September 28, 2024, compared to $96.4 million during the thirteen weeks ended September 30, 2023. As a percentage of net sales, personnel costs classified within cost of merchandise sold was 25.3% during the thirteen weeks ended September 28, 2024, compared to 24.5% during the thirteen weeks ended September 30, 2023. The $3.4 million increase in personnel costs resulted primarily from 16 net new stores year-over-year, the opening of new offsite processing facilities and higher wages.
Beginning in the second quarter of fiscal 2024, we have updated the way we define personnel costs classified within cost of merchandise sold and have recast the prior period accordingly. This update had no impact on the total cost of merchandise sold. Specifically, we have updated personnel costs classified within cost of merchandise sold to include offsite processing production labor due to the continued growth of offsite processing. Historically, these costs were included in other costs classified within cost of merchandise sold.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Retail and wholesale	$50,210	$49,101	$1,109	2.3%
Corporate	23,979	67,013	(43,034)	(64.2)%
Total salaries, wages and benefits	$74,189	$116,114	$(41,925)	(36.1)%
Salaries, wages and benefits expense decreased by $41.9 million, or 36.1%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023.
Personnel costs for our retail and wholesale operations increased by $1.1 million, or 2.3%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023.
Personnel costs for our corporate employees decreased by $43.0 million during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023, primarily reflecting a $39.8 million decrease in IPO-related stock-based compensation expense. The remaining $3.2 million decrease primarily reflects a reduction to annual incentive plan expense, partially offset by higher non-IPO-related stock-based compensation expense and higher wages.

Selling, general and administrative
The following table presents selling, general and administrative expenses (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Rent and utilities	$51,720	$46,217	$5,503	11.9%
Repairs and maintenance	6,740	8,298	(1,558)	(18.8)%
Information technology	4,767	4,210	557	13.2%
Supplies	4,383	4,704	(321)	(6.8)%
Marketing	3,113	3,188	(75)	(2.4)%
Professional service fees	2,256	3,741	(1,485)	(39.7)%
Other expenses	10,918	11,718	(800)	(6.8)%
Total selling, general and administrative	$83,897	$82,076	$1,821	2.2%
SG&A increased by $1.8 million, or 2.2%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The increase in SG&A resulted primarily from a $5.5 million increase in rent and utilities that was driven by growth in our store base and store preopening expenses, partially offset by reduced expenditures on repairs and maintenance and professional services of $1.6 million and $1.5 million, respectively.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Depreciation and amortization	$17,297	$15,911	$1,386	8.7%
Depreciation and amortization during the thirteen weeks ended September 28, 2024 increased by $1.4 million, or 8.7%, compared to the thirteen weeks ended September 30, 2023. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, Centralized Processing Centers (“CPCs”) and Automatic Book Processing systems (“ABPs”), as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Interest expense, net	$(16,689)	$(20,261)	$3,572	(17.6)%
Amortization of debt issuance cost and debt discount	(1,414)	(1,408)	(6)	0.4%
Gain on interest rate swaps	2,637	2,961	(324)	(10.9)%
Total interest expense, net	$(15,466)	$(18,708)	$3,242	(17.3)%
Total interest expense, net decreased $3.2 million, or 17.3%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. This $3.2 million decrease resulted primarily from a $3.6 million decrease in interest expense, net, which was primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 7.8% from $828.7 million during the thirteen weeks ended September 30, 2023 to $764.2 million during the thirteen weeks ended September 28, 2024 due to debt repayments. Over the same period, the weighted average interest rate decreased 69 basis points from 10.16% to 9.47%. This decrease was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 151 basis points.

Gain (loss) on foreign currency, net
The following table presents gain (loss) on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Gain (loss) on foreign currency remeasurement	$3,636	$(7,683)	$11,319	n/m
(Loss) gain on derivative instruments	(1,193)	7,488	(8,681)	n/m
Total gain (loss) on foreign currency, net	$2,443	$(195)	$2,638	n/m
____________
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian Dollar (“CAD”) relative to the U.S. Dollar (“USD”). During the thirteen weeks ended September 28, 2024, the USD weakened against CAD resulting in remeasurement gains of $3.6 million arising primarily on USD-denominated debt held by one of our Canadian entities. These gains were partially offset by a $1.2 million loss on derivative instruments used to manage foreign currency exchange rate risk.
During the thirteen weeks ended September 30, 2023, the USD strengthened against CAD resulting in remeasurement losses of $7.7 million arising primarily on USD-denominated debt held by one of our Canadian entities, which was largely offset by $7.5 million in gains on derivative instruments that we used to manage foreign currency exchange rate risk.
Other expense, net
The following table presents other expense, net:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Other expense, net	$(168)	$(45)	$(123)	n/m
____________
n/m – not meaningful
We did not incur material amounts of miscellaneous income or expenses during either the thirteen weeks ended September 28, 2024 or the thirteen weeks ended September 30, 2023.

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Loss on extinguishment of debt	$—	$(10,615)	$10,615	n/m
____________
n/m – not meaningful
During the thirteen weeks ended September 30, 2023, we used the net proceeds from our IPO and cash on our balance sheet to redeem $55.0 million aggregate principal amount of Senior Secured Notes and to repay $252.4 million aggregate principal amount of outstanding borrowings under the Term Loan Facility, resulting in a loss on debt extinguishment of $10.6 million.
Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Income tax expense	$13,766	$6,394	$7,372	115.3%
During the thirteen weeks ended September 28, 2024, we recorded income tax expense of $13.8 million on income before income taxes of $35.4 million, resulting in an effective tax rate of 38.8%. For the thirteen weeks ended September 30, 2023, we recorded $6.4 million of income tax expense on loss before income taxes of $9.2 million, resulting in an effective income tax rate of (69.4)%.
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. As such, the increase in our effective income tax rate during the thirteen weeks ended September 28, 2024 compared to the thirteen weeks ended September 30, 2023 resulted primarily from an increase in income before income taxes to which the annual effective tax rate is applied.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales:
U.S. Retail	$212,470	$200,127	$12,343	6.2%
Canada Retail	151,886	163,518	(11,632)	(7.1)%
Other	30,441	29,053	1,388	4.8%
Total net sales	$394,797	$392,698	$2,099	0.5%
Segment profit:
U.S. Retail	$43,754	$52,262	$(8,508)	(16.3)%
Canada Retail	$45,354	$56,404	$(11,050)	(19.6)%
Other	$11,895	$10,061	$1,834	18.2%
U.S. Retail
U.S. Retail net sales increased by $12.3 million, or 6.2%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The increase in U.S. Retail net sales resulted primarily from the opening of eight net new stores year-over-year and a 1.6% increase in comparable store sales. The increase in comparable store sales was driven by higher transactions and average basket.

U.S. Retail segment profit decreased by $8.5 million, or 16.3%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The decrease in segment profit primarily reflects the impact of new stores, including salaries, wages and benefits and store preopening expenses, as well as deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales, partially offset by an increase in net sales.
Canada Retail
Canada Retail net sales decreased by $11.6 million, or 7.1%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The decrease in Canada Retail net sales resulted primarily from a 7.5% decline in comparable store sales and the unfavorable impact of foreign currency, partially offset by the opening of seven net new stores since September 30, 2023. The decline in comparable store sales was primarily driven by a decrease in transactions and was negatively impacted by a timing shift in the Canada Day holiday by approximately 100 basis points during the thirteen weeks ended September 28, 2024.
Canada Retail segment profit decreased by $11.1 million, or 19.6%, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023. The decrease in segment profit primarily reflects a decline in net sales and deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales.
Other
Other includes our Australian retail stores and our wholesale operations. Net sales and segment profit for our other business increased $1.4 million and $1.8 million, respectively, during the thirteen weeks ended September 28, 2024, compared to the thirteen weeks ended September 30, 2023.
Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023
Net sales
The following table presents net sales:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Retail sales	$1,080,304	$1,061,831	$18,473	1.7%
Wholesale sales	55,328	55,653	(325)	(0.6)%
Total net sales	$1,135,632	$1,117,484	$18,148	1.6%
Retail sales increased by $18.5 million, or 1.7%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The 1.7% increase in retail sales resulted from the opening of 16 net new stores year-over-year, partially offset by a 0.7% decrease in comparable store sales and the unfavorable impact of foreign currency.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$491,566	$458,950	$32,616	7.1%
Cost of merchandise sold increased by $32.6 million, or 7.1%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023.
Cost of merchandise sold increased 220 basis points to 43.3% of net sales during the thirty-nine weeks ended September 28, 2024. The 220 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales, and the impact of new stores and new offsite processing facilities.
Personnel costs classified within cost of merchandise sold were $292.2 million during the thirty-nine weeks ended September 28, 2024, compared to $281.7 million during the thirty-nine weeks ended September 30, 2023. As a percentage of net sales, personnel costs classified within cost of merchandise sold was 25.7% during the thirty-nine weeks ended September 28, 2024, compared to 25.2% during the thirty-nine weeks ended September 30, 2023. The $10.5 million increase in personnel costs resulted primarily from 16 net new stores year-over-year, the opening of new offsite processing facilities and higher wages.
Beginning in the second quarter of fiscal 2024, we have updated the way we define personnel costs classified within cost of merchandise sold and have recast the prior period accordingly. This update had no impact on the total cost of merchandise sold. Specifically, we have updated personnel costs classified within cost of merchandise sold to include offsite processing production labor due to the continued growth of offsite processing. Historically, these costs were included in other costs classified within cost of merchandise sold.
Salaries, wages and benefits
The following table presents salaries, wages and benefits expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Retail and wholesale	$148,911	$145,190	$3,721	2.6%
Corporate	99,930	130,898	(30,968)	(23.7)%
Total salaries, wages and benefits	$248,841	$276,088	$(27,247)	(9.9)%
Salaries, wages and benefits expense decreased by $27.2 million, or 9.9%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023.
Personnel costs for our retail and wholesale operations increased by $3.7 million, or 2.6%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The increase primarily reflects growth in our store base year-over-year, as well as higher wages and benefits, partially offset by a reduction to annual incentive plan expense.
Personnel costs for our corporate employees decreased by $31.0 million, or 23.7%. Adjusting for the $24.1 million special one-time bonus and related taxes incurred during the thirty-nine weeks ended September 30, 2023 in relation to the issuance of our Senior Secured Notes, personnel costs for our corporate employees decreased $6.9 million primarily reflecting a reduction to annual incentive plan expense, partially offset by higher wages.

Selling, general and administrative
The following table presents SG&A:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Rent and utilities	$145,413	$132,802	$12,611	9.5%
Repairs and maintenance	21,864	26,443	(4,579)	(17.3)%
Information technology	12,786	9,050	3,736	41.3%
Supplies	12,216	12,884	(668)	(5.2)%
Professional service fees	8,861	10,211	(1,350)	(13.2)%
Marketing	7,779	7,482	297	4.0%
Other expenses	36,207	33,508	2,699	8.1%
Total selling, general and administrative	$245,126	$232,380	$12,746	5.5%
SG&A increased by $12.7 million, or 5.5%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The increase in SG&A resulted primarily from a $12.6 million increase in rent and utilities driven by growth in our store base and store preopening expenses, and a $3.7 million increase in information technology expenses. These increases were partially offset by reduced expenditures on repairs and maintenance of $4.6 million.
Depreciation and amortization
The following table presents depreciation and amortization expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Depreciation and amortization	$52,978	$45,088	$7,890	17.5%
Depreciation and amortization during the thirty-nine weeks ended September 28, 2024 increased by $7.9 million, or 17.5%, compared to the thirty-nine weeks ended September 30, 2023. The increase in depreciation and amortization resulted primarily from investments in our store build-outs, CPCs and ABPs, as well as capital expenditures related to capital maintenance.
Interest expense, net
The following table presents interest expense, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Interest expense, net	$(51,481)	$(74,365)	$22,884	(30.8)%
Amortization of debt issuance cost and debt discount	(4,169)	(4,631)	462	(10.0)%
Gain on interest rate swaps	8,341	8,084	257	3.2%
Total interest expense, net	$(47,309)	$(70,912)	$23,603	(33.3)%
Total interest expense, net decreased $23.6 million, or 33.3%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. This $23.6 million decrease resulted primarily from a $22.9 million decrease in interest expense, net, which was primarily due to a lower weighted average face value of debt and to a lesser extent, a decrease in the weighted average interest rate. The weighted average face value of debt decreased 21.2% from $986.8 million during the thirty-nine weeks ended September 30, 2023 to $777.5 million during the thirty-nine weeks ended September 28, 2024 primarily due to the timing of debt issuance and debt repayments. Over the same period, the weighted average interest rate decreased 62 basis points from 10.18% to 9.56%. This decrease was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 151 basis points.

Gain on foreign currency, net
The following table presents gain on foreign currency, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
(Loss) gain on foreign currency remeasurement	$(6,367)	$2,718	$(9,085)	n/m
Gain on derivative instruments	6,914	2,869	4,045	141.0%
Total gain on foreign currency, net	$547	$5,587	$(5,040)	(90.2)%
__________
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in CAD relative to the USD. During the thirty-nine weeks ended September 28, 2024, the USD strengthened against CAD resulting in remeasurement losses of $6.4 million arising primarily on USD-denominated debt held by one of our Canadian entities. These losses were largely offset by a $6.9 million gain on derivative instruments used to manage foreign currency exchange rate risk, substantially all of which arose on cross currency swaps prior to their termination in April 2024.
Although the USD strengthened marginally against CAD during the thirty-nine weeks ended September 30, 2023, remeasurement gains recorded during the twenty-six weeks ended July 1, 2023 more than offset remeasurement losses recorded in the thirteen weeks ended September 30, 2023. This dynamic reflects the repayments of principal totaling $269.2 million that we made during the thirty-nine weeks ended September 30, 2023 on our USD-denominated debt held by one of our Canadian entities - which is the primary driver of foreign currency remeasurement gains and losses. We also recorded $2.9 million in gains on derivative instruments that we use to manage foreign currency exchange rate risk.
Other income, net
The following table presents other income, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Other income, net	$222	$173	$49	28.3%
We did not incur material amounts of miscellaneous income or expenses during either the thirty-nine weeks ended September 28, 2024 or the thirty-nine weeks ended September 30, 2023.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Loss on extinguishment of debt	$(4,088)	$(16,626)	$12,538	(75.4)%
During the thirty-nine weeks ended September 28, 2024, loss on extinguishment of debt of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of Senior Secured Notes on March 4, 2024.
During the thirty-nine weeks ended September 30, 2023, the Company used net proceeds from its IPO and net proceeds from issuing $550.0 million aggregate principal amount of Senior Secured Notes and cash on hand to repay $485.8 million in outstanding borrowings on its Term Loan Facility and $55.0 million aggregate principal amount of its Senior Secured Notes, resulting in a loss on debt extinguishment of $16.6 million.

Income tax expense
The following table presents income tax expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Income tax expense	$15,567	$13,957	$1,610	11.5%
During the thirty-nine weeks ended September 28, 2024, we recorded income tax expense of $15.6 million on income before income taxes of $46.5 million, resulting in an effective tax rate of 33.5%. During the thirty-nine weeks ended September 30, 2023, we recorded $14.0 million of income tax expense on income before income taxes of $23.2 million, resulting in an effective income tax rate of 60.2%. The decrease in our effective income tax rate resulted primarily from a decrease to executive compensation subject to limitation under Internal Revenue Code Section 162(m) (“Section 162(m)”), and a decrease in Global Intangible Low Taxed Income, with a corresponding decrease to Foreign Derived Intangible Income deductions and foreign tax credits. Executive compensation deduction limitations under Section 162(m) are imposed on publicly held corporations and therefore did not apply to the Company prior to the completion of its IPO on July 3, 2023.
Segment results
The following table presents net sales and profit by segment:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales:
U.S. Retail	$612,118	$580,648	$31,470	5.4%
Canada Retail	435,841	450,280	(14,439)	(3.2)%
Other	87,673	86,556	1,117	1.3%
Total net sales	$1,135,632	$1,117,484	$18,148	1.6%
Segment profit:
U.S. Retail	$137,400	$147,062	$(9,662)	(6.6)%
Canada Retail	$124,852	$140,888	$(16,036)	(11.4)%
Other	$27,234	$29,913	$(2,679)	(9.0)%
U.S. Retail
U.S. Retail net sales increased by $31.5 million, or 5.4%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The increase in U.S. Retail net sales resulted primarily from the opening of eight net new stores year-over-year and a 2.0% increase in comparable store sales. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit decreased by $9.7 million, or 6.6%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The decrease in segment profit primarily reflects the impact of new stores, including salaries, wages and benefits and store preopening expenses, deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales, the impact of new offsite processing facilities, as well as an increase in occupancy costs, partially offset by an increase in net sales and reduced expenditures on repairs and maintenance.
Canada Retail
Canada Retail net sales decreased by $14.4 million, or 3.2%, during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023. The decrease in Canada Retail net sales resulted primarily from a 4.5% decrease in comparable store sales and the unfavorable impact of foreign currency, partially offset by the opening of seven net new stores since September 30, 2023. The decline in comparable store sales was primarily driven by a decrease in transactions.

Canada Retail segment profit decreased by $16.0 million, or 11.4%, during the thirty-nine weeks ended September 28, 2024, compared to thirty-nine weeks ended September 30, 2023. The decrease in segment profit primarily reflects a decline in net sales and deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales.
Other
Other net sales include our Australian retail stores and our wholesale operations. Net sales for our other businesses increased $1.1 million while other segment profit decreased $2.7 million during the thirty-nine weeks ended September 28, 2024, compared to the thirty-nine weeks ended September 30, 2023.
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
Adjusted net income is defined as net income (loss) excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, dividend-related bonus, (gain) loss on foreign currency, net, executive transition costs, certain other adjustments, the tax effect on the above adjustments, and the excess tax shortfall (benefit) from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
We define Adjusted EBITDA as net income (loss) excluding the impact of interest expense, net, income tax expense, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, executive transition costs, transaction costs, dividend-related bonus, (gain) loss on foreign currency, net, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss):
Net income (loss)	$21,681	$(15,612)	$30,926	$9,243
Loss on extinguishment of debt(1)(2)	—	10,615	4,088	16,626
IPO-related stock-based compensation expense(1)(3)	8,506	48,298	46,231	48,324
Transaction costs(1)(4)	14	613	2,621	2,333
Dividend-related bonus(1)(5)	—	—	—	24,097
(Gain) loss on foreign currency, net(1)	(2,443)	195	(547)	(5,587)
Executive transition costs(1)(6)	79	—	689	—
Other adjustments(1)(7)	(1,506)	(381)	(2,217)	(845)
Tax effect on adjustments(8)	(1,594)	(17,209)	(17,442)	(24,635)
Excess tax shortfall (benefit) from stock-based compensation	351	—	(2,415)	—
Adjusted net income	$25,088	$26,519	$61,934	$69,556

Net income per share - diluted(9):
Net income (loss) per diluted share	$0.13	$(0.10)	$0.18	$0.06
Loss on extinguishment of debt(1)(2)	—	0.06	0.02	0.11
IPO-related stock-based compensation expense(1)(3)	0.05	0.29	0.28	0.32
Transaction costs(1)(4)	—	—	0.02	0.02
Dividend-related bonus(1)(5)	—	—	—	0.16
(Gain) loss on foreign currency, net(1)	(0.01)	—	—	(0.04)
Executive transition costs(1)(6)	—	—	—	—
Other adjustments(1)(7)	(0.01)	—	(0.01)	(0.01)
Tax effect on adjustments(8)	(0.01)	(0.10)	(0.10)	(0.16)
Excess tax shortfall (benefit) from stock-based compensation	—	—	(0.01)	—
Adjusted net income per diluted share*	$0.15	$0.16	$0.37	$0.45
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial redemption of our Senior Secured Notes on July 3, 2023 and March 4, 2024, and the partial repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023 and July 5, 2023.
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
(6)Represents severance costs associated with executive leadership changes and retention costs associated with the 2 Peaches Acquisition.
(7)The thirteen and thirty-nine weeks ended September 28, 2024 include a change in the fair value of acquisition-related contingent consideration of $1.5 million and $1.4 million, respectively. The thirty-nine weeks ended September 28, 2024 further includes insurance proceeds of $0.7 million. The thirteen and thirty-nine weeks ended September 30, 2023 include legal and insurance proceeds of $0.4 million and $0.9 million, respectively.

(8)Tax effect on adjustments is calculated based on the forecasted effective tax rate for the fiscal year.
(9)For the thirteen weeks ended September 30, 2023, Adjusted net income per diluted share includes 6.6 million potential shares of common stock relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.
A reconciliation of GAAP net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$21,681	$(15,612)	$30,926	$9,243
Interest expense, net	15,466	18,708	47,309	70,912
Income tax expense	13,766	6,394	15,567	13,957
Depreciation and amortization	17,297	15,911	52,978	45,088
Loss on extinguishment of debt(1)	—	10,615	4,088	16,626
Stock-based compensation expense(2)	10,328	49,113	51,107	50,970
Non-cash occupancy-related costs(3)	1,929	1,654	5,663	3,065
Lease intangible asset expense(4)	882	1,001	2,663	3,154
Pre-opening expenses(5)	4,149	2,635	10,906	5,227
Store closing expenses(6)	356	164	563	1,031
Executive transition costs(7)	79	—	689	—
Transaction costs(8)	14	613	2,621	2,333
Dividend-related bonus(9)	—	—	—	24,097
(Gain) loss on foreign currency, net	(2,443)	195	(547)	(5,587)
Other adjustments(10)	(1,506)	(381)	(2,217)	(845)
Adjusted EBITDA	$81,998	$91,010	$222,316	$239,271
Net income (loss) margin	5.5%	(4.0)%	2.7%	0.8%
Adjusted EBITDA margin	20.8%	23.2%	19.6%	21.4%
(1)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial redemption of our Senior Secured Notes on July 3, 2023 and March 4, 2024, and the partial repayment of outstanding borrowings under the Term Loan Facility on February 6, 2023 and July 5, 2023.
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
(7)Represents severance costs associated with executive leadership changes and retention costs associated with the 2 Peaches Acquisition.
(8)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(9)Represents dividend-related bonus and related taxes paid in conjunction with our February 2023 dividend.
(10)The thirteen and thirty-nine weeks ended September 28, 2024 include a change in the fair value of acquisition-related contingent consideration of $1.5 million and $1.4 million, respectively. The thirty-nine weeks ended September 28, 2024 further includes insurance proceeds of $0.7 million. The thirteen and thirty-nine weeks ended September 30, 2023 include legal and insurance settlement proceeds of $0.4 million and $0.9 million, respectively.

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
Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended September 28, 2024, as compared to the thirteen weeks ended September 30, 2023, the U.S. Dollar was stronger relative to the Canadian Dollar but weaker relative to the Australian Dollar, which overall resulted in an unfavorable impact on our operating results. During the thirty-nine weeks ended September 28, 2024, as compared to the thirty-nine weeks ended September 30, 2023, the U.S. Dollar was stronger relative to both the Canadian Dollar and the Australian Dollar, which resulted in an unfavorable foreign currency impact on our operating results.
The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$394,797	$392,698	$2,099	0.5%
Impact of foreign currency	2,518	n/a	2,518	n/m
Constant-currency net sales	$397,315	$392,698	$4,617	1.2%

	Thirty-Nine Weeks Ended
(dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$1,135,632	$1,117,484	$18,148	1.6%
Impact of foreign currency	5,445	n/a	5,445	n/m
Constant-currency net sales	$1,141,077	$1,117,484	$23,593	2.1%

n/a - not applicable n/m - not meaningful
Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. We funded the dividend payment of $262.2 million during the thirty-nine weeks ended September 30, 2023 with the issuance of debt. Although we do not anticipate paying any cash dividends in the foreseeable future, any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, liquidity, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.

Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of September 28, 2024, $123.8 million was available to borrow under the Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months. We may supplement our liquidity needs with borrowings under our Revolving Credit Facility.
See Note 4 to our unaudited interim condensed consolidated financial statements for details of our indebtedness.
Cash Flows
Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023
The following table summarizes our cash flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$78,443	$104,402
Net cash used in investing activities	(55,141)	(75,428)
Net cash used in financing activities	(64,145)	(16,111)
Effect of exchange rate changes on cash and cash equivalents	(1,393)	312
Net change in cash and cash equivalents	$(42,236)	$13,175
Net cash provided by operating activities
Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 was $78.4 million, compared to $104.4 million for the thirty-nine weeks ended September 30, 2023, a decrease of $26.0 million. This $26.0 million decrease is primarily due to an $18.6 million increase in income taxes paid, net and a $7.9 million decrease in operating income.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 28, 2024 consisted primarily of a $91.3 million change in operating lease liabilities, an $18.8 million change in accrued payroll and related taxes, and a $13.0 million change in accounts payable and accrued liabilities. The change in operating lease liabilities resulted from lease payments. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we had accrued $24.4 million for employee incentive compensation which was paid during the first quarter of fiscal year 2024. As of September 28, 2024, we had accrued $4.2 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2025. The change in accounts payable and accrued liabilities resulted primarily from interest payments on the Senior Secured Notes, which are due every February 15 and August 15 through maturity. As of December 30, 2023, we had an interest accrual of $18.1 million on the Senior Secured Notes which was paid on February 15, 2024. As of September 28, 2024, we had accrued $5.3 million which will be paid on February 15, 2025.

Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 30, 2023 consisted primarily of a $84.1 million change in operating lease liabilities, a $14.2 million change in inventory, and a $5.5 million change in accrued payroll and related taxes. The change in operating lease liabilities resulted from lease payments. The change in inventories is primarily due to seasonality and the timing of processing. The change in accrued payroll and related taxes resulted primarily from the payment of incentive compensation to our employees. As of December 31, 2022, we had accrued $25.0 million for employee incentive compensation which was paid during the first quarter of fiscal year 2023. As of September 30, 2023, we had accrued $19.0 million for employee incentive compensation, the majority of which was paid during the first quarter of fiscal year 2024.
Net cash used in investing activities
Net cash used in investing activities was $55.1 million for the thirty-nine weeks ended September 28, 2024 and $75.4 million for the thirty-nine weeks ended September 30, 2023. Expenditure in both periods consisted primarily of investments in our store build-outs, CPCs and ABPs, as well as capital expenditures related to capital maintenance, all of which are reported as purchases of property and equipment. In the thirty-nine weeks ended September 28, 2024, we also received proceeds of $28.1 million related to the April 2024 termination of the Company’s cross currency swaps and made a net payment of $3.2 million related to the 2 Peaches Acquisition.
Net cash used in financing activities
Net cash used in financing activities was $64.1 million for the thirty-nine weeks ended September 28, 2024 and consisted primarily of $54.0 million of principal payments on our long-term debt and $20.9 million of share repurchases under our share repurchase program, partially offset by proceeds of $11.9 million related to the settlement of an interest rate swap with an other-than-insignificant financing element at inception.
Net cash used in financing activities was $16.1 million for the thirty-nine weeks ended September 30, 2023 and consisted primarily of $524.9 million of net proceeds from issuance of the Senior Secured Notes and $306.0 million of net proceeds from our IPO, offset by $546.4 million in principal payments on our long-term debt, the payment of $262.2 million in dividends and a net repayment of $42.0 million on our Revolving Credit Facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We may manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow, and market exposures. We do not use derivative financial instruments for trading or speculative purposes. Refer to “Note 6. Derivative Financial Instruments” for additional information.

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
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of September 28, 2024, we had variable rate borrowings on the Term Loan Facility of $317.3 million and no advances under our Revolving Credit Facility. We currently use Term SOFR as the reference rate for our variable rate debt and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of September 28, 2024.
To reduce our exposure to fluctuations in interest rates, from time to time we enter into interest rate swaps. In the past we have used interest rate swaps to reduce our exposure to increases in interest rates and effectively convert a portion of our floating-rate debt to a fixed-rate basis. Our interest rate swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into U.S. Dollars (“USD”), the reporting currency of the Company. For the thirty-nine weeks ended September 28, 2024, approximately 43.6% of our net sales were denominated in a currency other than USD. For the thirty-nine weeks ended September 28, 2024, a hypothetical 10% strengthening of USD to the Canadian Dollar (“CAD”) would decrease our net sales by $46.1 million (and vice versa). A hypothetical 10% change in the relative fair value of USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in USD compared to CAD and AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis and in June 2024 we considerably increased our portfolio of such instruments. Our cross currency swaps were scheduled to mature on May 31, 2025 but were terminated by the Company in April 2024.
At September 28, 2024, the entire $317.3 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is CAD. These variable rate borrowings expose the Company to remeasurement risk. For the thirty-nine weeks ended September 28, 2024, a hypothetical 10% strengthening of USD to CAD would decrease net income or increase net loss by $28.8 million. For the thirty-nine weeks ended September 28, 2024, a hypothetical 10% weakening of USD to CAD would increase net income or decrease net loss by $35.3 million.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 28, 2024. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2024 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
(c) Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 30, 2024 to July 27, 2024	628,920	$10.40	628,920	$40,129
July 28, 2024 to August 24, 2024	635,513	9.95	635,513	33,791
August 25, 2024 to September 28, 2024	521,273	9.08	519,116	29,066
Total	1,785,706	9.86	1,783,549
(a) Total number of shares purchased includes 2,157 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. There was $29.1 million remaining under the share repurchase program as of September 28, 2024.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the third quarter of 2024, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Mark Walsh, our CEO and a member of our Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 11, 2024. Mr. Walsh’s plan provides for the potential exercise of vested stock options and the associated sale of up to 300,000 shares of Savers common stock. The plan expires on June 30, 2025, or upon earlier completion of all authorized transactions under the plan.
Mindy Geisser, Chief People Services Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 13, 2024. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 100,800 shares of Savers common stock. The plan expires on July 2, 2025, or upon earlier completion of all authorized transactions under the plan.
Richard Medway, General Counsel, Chief Compliance Officer, Chief Sustainability Officer and Secretary, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 13, 2024. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 178,600 shares of Savers common stock. The plan expires on July 15, 2025, or upon earlier completion of all authorized transactions under the plan.
Jubran Tanious, President and Chief Operating Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 13, 2024. Mr. Tanious’ plan provides for the potential exercise of vested stock options and the associated sale of up to 358,105 shares of Savers common stock. The plan expires on June 30, 2025, or upon earlier completion of all authorized transactions under the plan.
Scott Estes, Vice President of Operations Finance, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 10, 2024. Mr. Estes’ plan provides for the potential exercise of vested stock options and the associated sale of up to 320,000 shares of Savers common stock. The plan expires on September 5, 2025, or upon earlier completion of all authorized transactions under the plan.

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
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 28, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 28, 2024, formatted in Inline XBRL (included within Exhibit 101).
____________
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 08, 2024	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)