Form 10-K
period 2024-12-28
Savers Value Village, Inc.
filed 2025-02-21
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No   ☒
As of June 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $329.9 million, computed using the closing price on that day of $12.24.
The registrant had outstanding 158,707,876 shares of common stock as of February 10, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2025, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including competition, growth and trends in our markets and industry; our strategies, outcomes and prospects; our expectations, beliefs, plans, objectives, assumptions; and future events or performance made in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.
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
•risks associated with doing business with international manufacturers and suppliers including, but not limited to, transportation and shipping challenges, regulatory risks in foreign jurisdictions (particularly in Canada, where we maintain extensive operations) and exchange rate risks, which we may not choose to fully hedge;
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
•the outbreak of viruses or widespread illness, such as the COVID-19 pandemic, natural disasters or other highly disruptive events and regulatory responses thereto; and
•other factors set forth under the heading “Risk Factors” in this Annual Report.
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

Part I
Item 1. Business
Company Overview
Savers Value Village, Inc. (the “Company”, “we”, “us”, or “our") is the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores. With approximately 22,700 team members, we operate a total of 351 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique® and 2nd Ave.® banners. As of December 28, 2024, we had 172 stores in the U.S., 165 stores in Canada and 14 stores in Australia.
Our mission
Our mission is to champion reuse and inspire a future where secondhand is second nature.
From the thrill of the hunt to the joy of decluttering, we help communities harness the power of pre-loved stuff to keep reusable items around for years to come.
Who we are
We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price (“AUR”) of approximately $5. We have a highly engaged customer base, with over 5.9 million active loyalty program members in the U.S. and Canada who shopped with us during fiscal year 2024, driving 72.4% of retail sales for the year. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders—thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly-complex parts of thrift operations—supply and processing, retail, and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
Supply and Processing
Supply
Our strategy is to locally source our merchandise by purchasing secondhand items donated to our NPPs, which provides them with revenue to support their community-focused missions. This also aids in creating a broad and diverse selection for our customers, fosters a sense of community, and reduces transportation costs and emissions typically associated with the production and distribution of new merchandise. While purchases made by our customers in our stores do not directly benefit any NPP, we pay a market-competitive contractual rate to purchase donated items.
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. OSDs and GreenDrop are collectively the largest part of our supply mix and accounted for 76.3% and 73.6% of total pounds processed for fiscal years 2024 and 2023, respectively.

•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop locations: Attended donation stations that collect donations of items made by individuals to our NPPs at convenient and well-signed brick and mortar and trailer locations in neighborhoods surrounding a store. On behalf of our NPPs, we solicit, collect, and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
•Delivered supply: Delivered supply comprises donations delivered either to our CPCs or our stores, or both. These donations can be collected by our NPPs through a variety of methods such as neighborhood collections or donation drives, or we may solicit, collect and deliver the items on behalf of our NPPs.
•Donation drives: Donation drives operate within our FUNDrive® program and include smaller, local non-profits such as schools, sports teams, community groups and other charitable organizations. These drives are one-time and event-based, with contractual agreements based on each distinct donation drive itself.
•Third-party credential: Third-party credential goods are purchased in small amounts on an as-needed basis from regional for-profit collectors, generally consisting of bin operators and other for-profit resellers.
We leverage an analytical platform to measure the sales yield and product margin of each stream of supply in our stores. In general, this tool is either used to periodically confirm the performance of an existing stream of supply or to evaluate the performance of a new source of supply.
Our business model is predicated on sourcing and selling quality secondhand items to our customers in local communities. We are able to meet our customer demand given our deep relationships with an extensive network of NPPs that is unmatched in the thrift industry.
Processing
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. In fiscal year 2024, we processed 1.0 billion pounds of secondhand goods. We are actively implementing our offsite processing strategy which allows us to process goods at larger-scale facilities and distribute goods to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs. The CPC system is an offsite, semi-automated processing facility that mechanizes the flow of clothing, accessories and shoes through an integrated series of conveyor belts, robotics, sensors, and other technology. We have prioritized offsite processing capacity toward new store growth that would not be feasible without offsite processing. In addition, we continue to deploy Automated Book Processing (“ABP”) systems at our offsite processing facilities and in stores. The ABP system is an integrated set of technologies that efficiently identify, price and sort books based on their critical attributes (e.g., genre, author, market price). The system design consists of high-speed conveyors, optic recognition, robot tagging and an automated book distribution system, all working in concert to increase throughput eightfold over our traditional, manual process.
These offsite processing capabilities widen our competitive and operational advantage, and we plan to continue expanding the use of such technologies across new and existing markets. As of December 28, 2024, 5 CPCs and 18 ABP systems are in full operation.
Processing has five sequential and interdependent steps: (1) receiving, (2) sorting, (3) grading and pricing, (4) merchandising and (5) wholesale. Given the high volumes processed in our stores, effective process management is critical to ensuring each step is done properly and in coordination with the other steps. The typical processing room has approximately 30 team members, each of whom is trained in a specific area and many of whom are cross-trained to support adjacent roles.

Retail
Our store experience directly reflects our mission to make secondhand second nature. We deliver a well merchandised environment that maximizes customer engagement and supports a core tenet for any thrifter—the treasure hunt. The average store has approximately 20,100 square feet of retail space and offers a wide selection of quality items across clothing, home goods, books and other items at convenient locations. In fiscal year 2024, nearly 34,000 items were merchandised per store every week. Our sales floor inventory is also regularly rotated and refreshed, with inventory turns of more than 15 times a year, providing our customers with an extensive, ever-changing selection at tremendous value.
Further, we have a continuous feedback loop to which we conduct surveys to take the pulse of our customers on a weekly basis regarding the shopping experience and environment. This information is proactively shared with our leadership team and cascaded to store managers, who are measured on their ability to improve operations.
As of December 28, 2024, we had 172 stores in the U.S., 165 stores in Canada and 14 stores in Australia. We operate under six distinct store banners: Savers, Value Village, Value Village Boutique, Village des Valeurs, Unique and 2nd Ave.
Wholesale, Reuse and Repurpose
In support of our efforts to extend the life of reusable goods and recover a portion of the cost of acquiring our supply of secondhand items, we sell the majority of textile items that are unsuited for or unsold at retail stores to our wholesale customers who reuse and repurpose the items we sell to them across 4 continents and 12 countries. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste. We typically see fluctuation in the number of countries we sell into because we continually seek to maximize revenue and mitigate the inherent risks of operating in wholesale markets, including fluidity in the end-user markets and shipping challenges.
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
How We Plan to Grow
Strategically grow our store base
Our goal is to strengthen our position as the leading for-profit thrift operator by expanding our store footprint. We plan to open 25 to 30 new stores in 2025, and expect to open a similar number of stores in future years.
•In-fill opportunities: We will continue to identify attractive locations in our existing markets by leveraging our brand awareness and operational capabilities, and where we have the advantage of both attractive supply and demand. These in-fill opportunities will include both traditional and stores with an alternative format. Our alternative store format is designed to capitalize on high real estate availability in in-fill markets through smaller formats.
•Adjacent store opportunities: We also will pursue opportunities to expand our regional footprint in adjacent areas where we can leverage our operational capabilities and regional market knowledge.

•Greenfield market opportunities: We are currently underpenetrated in multiple important regional markets, including the South and West regions of the U.S.
Driven by our disciplined real estate selection approach, we expect to deliver attractive return on investment and store-level profitability.
Drive comparable store sales growth
Our goal is to drive comparable store sales growth by continuing to hone and refine our superior value proposition and differentiated in-store shopping experience, and by continuing to offer a compelling selection of quality secondhand items. Benefiting from secular tailwinds, we expect to drive comparable store sales growth with the following strategies:
•Quality product offerings: We offer a dynamic, ever-changing selection of items, with an AUR of approximately $5. We will continue to procure an ample supply of quality secondhand items to delight our customers. Our compelling selection of offerings enables us to drive both frequency with existing customers and the acquisition of new customers.
•Improving shopping experience: We will continue to invest in the in-store shopping experience to facilitate the treasure hunt dynamics for our customers. We have invested in renovations to modernize our stores; new technologies to optimize store operations; and alternative store formats supported by our offsite processing strategy.
•Expanding engagement with our loyalty program members: We are investing in email and text messaging as a cost-effective means of reaching our existing customers and we continue to focus on collecting valid emails for our loyalty program members. Our personalized email communication and targeted offers are designed to increase engagement and drive purchase frequency among our growing loyalty program member base.
•Conducting brand marketing: We will continue to utilize our brand marketing spend to improve brand awareness, bolstered by the broader adoption of thrift shopping overall to drive new customer acquisition.
Continue to implement strategic initiatives to drive efficiency and expand margin, and to unlock new store potential
We have multiple levers within our control that have been critical in driving our profitability. For instance, over time, our data analysis has improved our sales yield (defined as retail sales generated per pound processed on a currency neutral and comparable store basis), which has grown at a 6.2% compound annual growth rate (“CAGR”) from fiscal year 2019 to fiscal year 2024. Our strategy of increasing the penetration of OSDs as a percentage of total supply has had a significant impact on the quality of our supply, benefiting sales yield and ultimately our gross product margin. In addition, a company-wide self-checkout initiative was completed in the second quarter of 2023 achieving an annual average contribution of $91,000 per store in 2023. Also, as of December 28, 2024, 5 CPCs and 18 ABP systems are in full operation. Consistent with initial projections, each ABP system is projected to deliver $250,000 per year in incremental contribution.
We continue to expand offsite processing capacity and have re-allocated and prioritized CPC and warehouse processing capacity to support new store growth; the majority of new stores opened in 2024 and planned for 2025 will be serviced by an offsite processing facility and would not have been feasible without offsite processing. In more densely populated areas, offsite processing enables in-fill opportunities in alternative store formats without the need for a full-scale processing facility in the store. Our culture of innovation and data orientation has been critical to driving operational efficiencies, and we will continue to lead in terms of innovating the thrift business model.

Selectively pursue other growth opportunities
In addition to our organic growth initiatives, we will also take an opportunistic yet disciplined approach toward potential inorganic growth opportunities. Given the fragmented nature of the thrift category, we believe there are significant opportunities for growth. This can be conducted through the acquisition of well-operated regional players where we believe we can build upon our infrastructure and scale to accelerate the growth of a potential target and generate synergies. Our acquisition criteria include a significant regional presence, access to a robust flow of quality supply, strong brand awareness, and a complementary cultural fit for our company. For example, in November 2021, we completed the acquisition of 2nd Ave., which added 12 stores in the Northeastern and Mid-Atlantic regions of the U.S. and the GreenDrop system. We continue to expand GreenDrop to locations in other markets. Further, in fiscal year 2024, we completed the acquisition of 2 Peaches Group, LLC and its seven stores, which are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S.
Market Demand and Competition
We operate within the large, fragmented and fast-growing secondhand market, which is a subset of the broader retail market. Our data shows that secondhand shopping continues to grow in popularity across age groups and demographics, with nearly 90% of North American consumers engaging with a thrift store through shopping, donating or both. We experience competition in these markets with respect to our retail offerings and our product supply.
Retail competition
We compete for customer spend with value retailers, including off-price retailers and other thrift operators. The non-profit thrift sector is largely decentralized, with local chapters managing stores in their respective markets. The for-profit thrift sector is typically characterized by smaller chains of 10 to less than 40 retail locations each.
Supply competition
The retail thrift industry is made possible by the availability of quality secondhand items. As the secondhand movement continues to thrive and grow, we face increasing competition for secondhand goods from other thrift stores, consignment retailers, on-line thrift retailers and on-line marketplaces.
Competitive Strengths
We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth.
A leader in the industry with a powerful business model
We are the largest for-profit thrift operator in the U.S. and Canada based on number of stores. With 351 retail stores under the Savers, Value Village, Value Village Boutique, Village des Valeurs, Unique and 2nd Ave. banners, we are nearly 10 times larger than the next largest for-profit thrift operator. We believe our significant scale advantage allows us to deliver compelling value and a superior shopping experience to customers, while generating strong cash flow that can be reinvested in our business.
We have innovated and integrated the three highly complex parts of thrift operations—supply and processing, retail, and sales to wholesale markets—through significant operational expertise and investments. This has created a compelling business model which is differentiated against online competition and traditional retail, based on our treasure-hunt experience and low AUR. Such advantages of our business model provide compelling value to customers, drive attractive profitability for the business, and underpin comparable store sales growth. As interest in the secondhand market continues to grow, we will have the opportunity to elevate and define the thrift experience for decades to come.

Unmatched value proposition driving exceptional customer engagement
We offer quality items at one of the deepest values across all of our product categories and an exciting, engaging treasure hunt experience in a contemporary in-store atmosphere, which underpins strong customer loyalty. Our most engaged customers are members of our Super Savers Club® loyalty program. As of December 28, 2024, we have 5.9 million active members enrolled in our U.S. and Canadian loyalty programs who have made a purchase within the last 12 months, compared to 5.3 million active loyalty members as of December 30, 2023. Active members drove 72.4% of retail sales during fiscal year 2024, compared to 70.3% during fiscal year 2023.
Our members earn points or store credit, which further enhances the value shopping experience. Members in both the U.S. and Canada receive exclusive coupons and offers via email, as well as a special birthday coupon. The majority of our customers join our loyalty programs during the checkout process in our stores. We also offer in-store self-service sign-ups at our self-checkout kiosks, which makes the process more efficient by eliminating the need for sign-up assistance from a team member. Customers in the U.S. and Canada also have the option to sign up online or via text message.
We have a particularly active presence on social media platforms, including Facebook, Instagram and Pinterest, enabling connections with our customers, and we also partner with a number of social media influencers who generate further awareness of our brands through sponsored content. At the core of our “Thrift Proud” movement, our customers and followers on social media serve as influential peer-to-peer brand ambassadors and are tagging our brand and banners in thousands of photos and videos weekly. We enjoy highly engaged communities on social media who are inspired by thrift hauls, shopping cart photos, do-it-yourself and upcycling, and creating “new from used”.
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
Culture of innovation and operational excellence
Our culture of innovation underpins our key decisions and the way we run our business. We continue to be an industry leader with innovation to improve the customer experience, while enhancing operational efficiency. We have continuously improved our thrift operations across sourcing, processing and retailing. We have launched major initiatives, such as self-checkout and the implementation of CPC and ABP technologies, that will further reinforce our competitive advantage and have a measurable impact on our financial profile.
Attractive financial profile with proven track record of consistent growth
Our total net sales have grown at a 5.0% CAGR over the last five years. We have also delivered gross product margin expansion over the same period, from 50.7% for fiscal year 2019 to 56.4% for fiscal year 2024. We define gross product margin as net sales minus cost of merchandise sold, exclusive of depreciation and amortization, divided by net sales. We have utilized multiple levers that are unique to our business model to drive margin improvements, especially the growth of OSDs as part of our supply mix and sales yield improvement. OSDs and GreenDrop accounted for 76.3% of our total pounds processed during fiscal year 2024, compared to 53.0% of our total pounds processed in 2019. Further, our sales yield has grown to $1.46, compared to $1.08 for fiscal year 2019. As a result of our attractive financial profile, we have significant flexibility with respect to capital allocation, giving us the ability to drive long-term shareholder and stakeholder value through various operating and financial strategies.

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
Seasonality
Seasonality in our business does not follow that of traditional retailers, which usually experience a typical concentration of revenue during the holidays. Supply from donations made to our NPPs is usually slightly more concentrated during the second and third quarters of the year, as it coincides with warmer periods, and customer demand for secondhand goods is usually slightly higher during the third and fourth quarters of the year, in part as a result of increased demand during the fall season.
Marketing and Brand Awareness
We have highly recognizable brands in Canada. In the U.S., we have an opportunity to continue building brand awareness across our four brands.
We drive traffic, acquire new customers and donors to our NPPs and promote brand awareness through an efficient, cost-effective mix of customer engagement (word-of-mouth), paid and organic marketing. Our marketing channels and approach include social media, influencer engagement, digital media, email, text messaging, online, and in store promotional materials, which support existing and new market entries. Our website is also an extension of our brand and retail stores, and serves as a marketing and informational tool.
To further strengthen brand awareness, particularly in the U.S., we are partnering with authentic, relatable influencers with highly engaged audiences. Our roster of influencers has enabled us to create a steady stream of on-brand, owned content that we can use and repurpose through other marketing methods, such as paid digital amplification efforts to reach our audiences at scale. Our user and influencer-generated content strategy builds authenticity by celebrating the real, genuine shoppers who have shaped our brand image through social media, online, email, paid digital and in-store signage, among other avenues.
ESG Impact
Environmental
Our business model is designed to maximize the life of reusable goods, and we found a reuse for over 3.2 billion pounds of secondhand items from 2020 to 2024. Textiles, shoes and books that are unsold at retail stores are sold to wholesale customers, who reuse and repurpose the items we sell to them globally. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste.
Social
Our business model is predicated on sourcing our supply from non-profit organizations in the communities where we do business. The contracts we enter into with our NPPs are typically 1-3 years in duration. Our relationships with our NPPs average approximately 20 years. Over the last five years, we have paid our NPPs more than $490 million for secondhand goods, providing them with unrestricted revenue to support their community-focused missions.
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

We encourage team member involvement to support local causes and our stores are empowered to support local relief efforts and community nonprofits. For example, our stores have worked with local charitable organizations to provide items or discounts to individuals impacted by natural disasters such as fires and floods, teachers for their classrooms, victims of house fires, and other community requests. In partnership with Veterans Emergency Transition Service Canada, our stores provide move-in kits to help homeless veterans settle into new homes. Kits typically include kitchenware, bed and bath accessories, and other essential items.
We have also sponsored and engaged our corporate workforce in local charitable events such as nonprofit lunch and dinner galas and other community events. Our Charitable Giving Committee establishes our corporate giving philosophy, policies, and makes grants from our Donor Advised Funds.
Governance
We are committed to ethical practices in every aspect of our business and have adopted a Savers Code of Conduct that outlines our expectations for internal interactions and helps us maintain compliance with local laws and regulations. Our five core values guide our strategic direction and how our team members interact with one another, our communities and our customers: (1) make service count, (2) celebrate uniqueness, (3) do the right thing, (4) find a better way and (5) make an impact.
We continuously evolve our corporate governance policies, procedures and teams to ensure not only our compliance with applicable legal requirements, but that we also live up to our high ethical standards for good governance. We are proud of our highly skilled and diverse Board of Directors, which includes three key standing committees: the Audit Committee, the Compensation Committee, and the Nominating, Governance, and Sustainability Committee.
Trademarks and Other Intellectual Property
We believe that our brands significantly contribute to the success of our business. We own federally registered trademarks related to our brands, including SAVERS®, VALUE VILLAGE®, UNIQUE®, UNIQUE THRIFT STORE®, 2ND AVE®., 2ND AVE VALUE STORES® in the U.S., VALUE VILLAGE® and VILLAGE DES VALEURSMD in Canada, and SAVERS® in Australia. In addition, we own federal trademarks for certain business programs, like FUNDRIVE® and ALTEREGO® in the U.S. and Canada and SUPER SAVERS CLUB® and GREENDROP® in the U.S. (both pending in Canada). We also pursue and maintain federal registrations for certain slogans that we use, including THRIFT PROUD® in the U.S., Canada and Australia and RETHINK REUSE® and I GIVE A SH!RT® in the U.S., as well as service marks such as our stylized recycling symbol comprised of folded store tags. Our trademark registrations have various expiration dates. However, assuming that the trademark registrations are properly renewed, they have a perpetual duration.
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
Exclusive rights are held for CPC technology in the U.S. and Canada until December 2025. Exclusive rights to the CPC technology in Australia extended to October 2024; no purchase agreement for an Australia CPC was entered before the October 2024 deadline, so those rights lapsed as to Australia. Exclusive rights to the ABP technology in the U.S., Canada and Australia currently extends to December 2029.
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

We sell to overseas customers a majority of the secondhand goods that do not sell at our retail locations, and source a minimal amount of new goods from overseas markets. The U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) is responsible for economic sanctions on countries, designated individuals, and entities (businesses, charities, institutions) named on its list of Specially Designated Nationals and Blocked Persons. This list includes roughly 10,000 companies, organizations, and individuals around the world with whom the vast majority of dealings with U.S. persons (including companies and companies outside the U.S. owned by U.S. persons) are prohibited. Our policies and our vendor compliance agreements mandate compliance with applicable laws, including these laws and regulations. For additional information on the potential effects of government regulation on our business, refer to Part I, Item 1A (Risk Factors) of this Annual Report.
Human Capital
We strive to create a culture that attracts and retains qualified talent with diverse backgrounds, experience and skills embodying our cultural values. We believe the enthusiasm of our approximately 22,700 team members is one of the significant contributors to our Company’s success, as highly engaged team members will provide better service to our customers, which is critical to customer satisfaction, the satisfaction of our NPPs and their donors, and the overall profitability of our stores. Therefore, our leading “people” metric across the organization is team member engagement, which is scored across various areas including overall job satisfaction, whether the team member would recommend us as a place to work, personal commitment, being energized at work and intent to remain employed. Our team member engagement is considered best-in-class, as measured by an external consultant, comparing our results to other companies in the retail sector.
We are exceptionally proud of our culture, and continually re-invest in our team members through training, professional growth opportunities, and a quality benefits package. We are committed to an engaged workforce that sees a path to promotion and host our own in-house “university” where we offer a wide array of both mandatory and elective online technical and management training programs. During fiscal year 2024, more than 62% of open salaried management positions were filled by internal promotions.
We believe that a unique perspective is critical to solving complex problems and inspiring a new generation of consumers to think secondhand first. As of December 28, 2024, 57% of the management roles in our stores and corporate operations were held by team members identifying as female, and 61% of our U.S. workforce was represented by diverse backgrounds and ethnicities. As of December 28, 2024, approximately 31% of our workforce is aged 20 to 30, with 27% aged 51 or older. During the same period, the average tenure of our store team members was 3.8 years, and our field multi-unit leaders, directors and executive population averaged 14.8 years of tenure. Our team members are primarily full-time employees (67% of our workforce) as of December 28, 2024 and approximately 89% of our workforce is compensated on an hourly basis.
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

Savers Investor Relations Webpage (www.ir.savers.com)
Savers X: https://x.com/SaversVVillage
Savers LinkedIn: https://www.linkedin.com/company/saversvaluevillage
Savers Instagram: https://www.instagram.com/savers_thrift/
Savers Meta: https://www.facebook.com/savers
The information Savers posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Savers’ press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Annual Report. The information we post through these channels is not a part of this Annual Report or any other document we file with the SEC, and the inclusion of our website addresses and X, LinkedIn, Instagram and Meta accounts are as inactive textual references only.
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
•The sourcing and other logistics of processing secondhand items, especially from local communities, can be subject to fluctuating costs and can have other risks that could negatively impact our business.
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
•Highly disruptive events such as natural disasters, global health crises and pandemics, geo-political events or workplace violence can negatively impact our logistics network and our sales.
•Our success and growth is affected by our operational efficiency, including how successfully we implement our offsite processing strategy, our use of technology, and our ability to manage acquisitions.
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
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
•We have a material weakness and may be unable to establish or maintain an effective system of internal control over financial reporting or maintain effective disclosure controls and procedures.
•An actual or alleged failure to comply with the laws, rules and regulations that we are subject to could negatively affect our growth or increase our costs.
•We may incur losses due to the payment methods we accept, including credit cards.
•We may be exposed to a greater risk of litigation or claims as our business grows.
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
•Being a public company may strain our resources.
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
Our ability to cost-effectively obtain quality secondhand items is dependent on maintaining strong relationships with our existing NPPs, maintaining and growing OSDs and developing relationships with new NPPs and their donors. Our efforts to appeal to NPPs and their donors, including, among other things, enhancing and improving our Community Donation Centers and timely compensating our NPPs, may not result in a recurring supply of quality secondhand items and these efforts may not be cost-effective individually or in the aggregate. Numerous factors may impede these efforts, including our ability to continue to enhance and improve our Community Donation Centers, provide timely and adequate compensation to NPPs, maintain our reputation, and face competition for secondhand items from other purchasers. We generally do not have long term supply agreements with our NPPs. Our ability to increase OSDs is dependent in large part on how convenient it is for donors to make a donation at one of our stores (which can be related to store location) and the quality of the donors’ donation experience, including the identity and their perception of the NPPs to which they are donating their items. If we are unable to meet the expectations of our NPPs and their donors and drive repeat donations, the overall supply and quality of the secondhand items we receive could be adversely affected, and we may be required to pay higher prices to our NPPs for secondhand items as a result.
Furthermore, the quality of items we receive (either directly from our NPPs or through OSDs) is critical to our sales yield and profitability, and to our customers’ experience. To the extent the items supplied to us are of low quality or poor condition, fewer of those items may be graded in our processing centers as salable at retail and a greater proportion of items may be sold at lower wholesale prices. Additionally, lower item quality may result in a lower unit retail price and may result in markdowns and other promotions. Furthermore, because many of our customers desire a treasure hunt experience, a decline in the amount of desirable items displayed could have a negative effect on their shopping experience and result in a decline in store visits and purchase volumes, and could also negatively affect our ability to attract new customers.
The failure to pay attractive prices for such items could also negatively impact our sales yield, revenues and profitability and could have a material, adverse effect on our business, financial condition and results of operations. In addition, economic uncertainties, governmental orders and other similar events or other challenges could negatively impact the ability or desire of NPPs to continue supplying secondhand items on terms or in quantities desirable to us or their donors’ ability or willingness to make OSDs. If we are unable to obtain a sufficient volume of quality secondhand items, our sales revenue from secondhand items would be materially and adversely affected, which would have a material, adverse effect on our business, growth prospects, results of operations and financial condition.

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
We may also receive damaged or dangerous secondhand items, and such items can be damaged during shipping or processing, during storage or otherwise while in our stores. For example, we may experience contamination such as mold, bacteria, insects or other pests, or damage due to water, spills or fire (including arson) or we may receive dangerous secondhand items such as weapons. If we are unable to detect, quarantine and properly deal with dangerous items or contaminants at the time items are initially received or if we are unable to maintain the health and safety of our facilities, our team members could be harmed or some or all of the other secondhand items in such facilities could be contaminated. These events may also cause us to incur additional expenses and our reputation could be harmed. We are also subject to shrinkage of inventory at our stores and facilities, and if we are unable to control such shrinkage, our sales yields will be negatively affected.
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
Over the past few years, we have incurred higher wage rates for our employees and we expect that our labor costs, including wages and employee benefits, will continue to increase. In recent years, inflation has risen worldwide and the U.S. and Canada have experienced historically high levels of inflation. While we have made certain price adjustments to, among other things, address labor costs, there can be no assurance that our revenues will increase at the same rate to maintain the same level of profitability.

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
Our business and results of operations are subject to global economic conditions, conditions in the markets in which we operate and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include high levels of unemployment, high consumer debt levels, a prolonged economic downturn or acute recession, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, other inflationary pressures and general uncertainty regarding the overall future political and economic environment. For example, most Canadian mortgages require multiple term renewals until they are paid in full, and the recent inflationary pressure and elevated interest rates means increased financial pressure on Canadian homeowners that may affect their spending. Furthermore, the macroeconomic environment in Canada remains challenging, with elevated levels of unemployment and a high cost of living that is especially hard on low-income consumers, which may lead to reduced consumer spending and lower sales at our locations throughout Canada. Additionally, economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises; political crises, such as terrorist attacks; war, such as the ongoing Russia-Ukraine conflict and conflicts in the Middle East; and other incidents of political or social instability or other catastrophic events in the U.S., Canada or internationally. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases at our stores.
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
If we fail to manage our growth effectively and execute our business plan, our business, results of operations and financial condition could be harmed.
Our growth has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our organizational structure is complex, reflecting our multi-tiered operational, financial and management controls as well as our reporting systems and procedures.
To manage our operations and the significant number of customers, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, people services, marketing, operations, administrative, legal, financial, customer support, information technology, investor relations and other resources. If we fail to manage our anticipated growth in a manner that preserves key aspects of our corporate culture, our employee morale, productivity and retention rates could suffer, which could negatively affect our brands and reputation and harm our ability to grow our business.
In future periods, we may not be able to sustain or increase net sales growth rates consistent with recent history, or at all. We believe our success and revenue growth depends on a number of factors, including, but not limited to, many of the risks discussed in this section.

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
We lease all of our locations. Our business strategy requires us to find appropriate store sites in our targeted market areas, and we compete with other retailers and businesses for many of these locations. Furthermore, the growth of our business depends on our ability to secure additional locations for our CPCs and other offsite processing facilities to serve our stores. We estimate that approximately half of our planned store locations may require processing facilities on-site that necessitate specific size, layout and other physical attributes that may not be available widely in the local area. We must also continue to staff our CPCs with qualified workers because our CPC operations are complex and highly dependent on numerous employees and personnel working as a team. Spaces that meet our physical requirements in well-positioned geographic locations continue to be limited, and lease terms offered by landlords are competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Companies with more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, we may be outbid for the facilities we seek.
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
We are also subject to certain risks with respect to our leases. Our store leases are generally for extended terms with a typical initial term of 10 years and existing leases have an average remaining term of approximately 7.67 years as of December 28, 2024. The majority of our store leases contain provisions for base rent and a small number of our leases also contain provisions for percentage rent based on sales in excess of an agreed upon minimum annual sales level. In addition, certain of our leases may contain restrictions on our ability to terminate, assign or sublease our obligations or may contain obligations to continue operating for certain lengths of time, which could prevent us from closing or relocating certain underperforming locations. If we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term. Further, even if we are able to assign or sublease vacated locations, we may remain liable on the lease obligations for the rent differential or if the assignee or sub-lessee does not perform. Accordingly, we are subject to certain risks associated with leasing locations, which can have a material and adverse effect on us.
If we are unable to secure suitable locations in the future, we may experience difficulty in opening new locations at reasonable cost. Due to the competitive nature of the real estate market, we may be unable to renew our existing leases on satisfactory terms or at all. If we are unable to renew, renegotiate or replace our leases or enter into leases for new locations on favorable terms, our growth and profitability could be harmed, which could have a material and adverse effect on our business, financial condition and results of operations.

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
As of December 28, 2024, we operated 165 stores in Canada and 14 stores in Australia. Our operations in these non-U.S. jurisdictions require us to understand the retail climate and trends, customs and cultures, seasonal differences, business practices and competitive conditions in those jurisdictions. We are also required to familiarize ourselves with the laws, rules, regulations and government of each of those jurisdictions. Operations in each jurisdiction also require us to develop the appropriate in-country infrastructure, identify suitable partners for local operations and successfully integrate operations in that jurisdiction with our overall operations while effectively communicating and implementing company policies and practices. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations, potentially adverse tax and transfer pricing considerations, limitations on the repatriation and investment of funds outside of the country where earned, tariffs or trade regulations, the risk of sudden policy or regulatory changes, the risk of political, economic and civil instability and labor unrest and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
In addition, our Canadian and Australian operations use a functional currency other than the U.S. dollar. For fiscal year 2024, 43.3% of our net sales were denominated in a currency other than the U.S. dollar. We are exposed to currency translation risk because the results of our international businesses in some countries are generally reported in local currency, which we then translate to U.S. dollars we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

Natural disasters, pandemics, geo-political events and other highly disruptive events can have an unpredictable and adverse impact on our business, results of operations and financial condition.
Our stores and processing facilities are critical to our operations. Any disruptions to those facilities or our logistics network, headquarters or any properties used by NPPs in connection with the supply of secondhand items to us could disrupt our business and overall operations. Events such as natural disasters or severe or otherwise unusual weather events (including, but not limited to, fires, hurricanes, tornadoes, tsunamis, floods, earthquakes); actual or threatened workplace violence which can include premeditated or spontaneous acts such as terrorism, bomb threats, robbery, assault, active shooters, interpersonal violence, arson and civil unrest that results in protests, rioting and/or looting; disease outbreaks; nuclear accidents; cyberattacks; military activities; labor strikes; and building or construction damage or defects could cause physical damage to or destruction of one or more of our properties and/or inventory, and could further severely disrupt our operations, supply chains or utilities or data and communications systems and cause harm to our team members and/or customers and expose us to litigation relating to personal injury or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all.
In addition, events that could limit the ability or desirability for people to shop in person would also heighten certain other risks disclosed in this Annual Report. These effects have in the past and could in the future negatively impact our operations and financial performance, including our revenues and sales yield, including through impacting the amount and quality of donations to our NPPs and our customers’ willingness to shop at our stores. For example, due to the COVID-19 pandemic, our retail stores were closed for a substantial portion of 2020, which resulted in lower retail sales volume and fewer donations made to our NPPs at our CDCs. When locations were reopened, we also experienced operational challenges from personnel absences, decreased foot traffic at our stores, a decrease or volatile patterns in spending on retail in general, and continued diversion of the attention of our management team.
Further, any of the events described herein or other events that cause closures, reductions or delays in operations can slow or temporarily halt our operations and could cause us to incur significant costs to relocate or otherwise re-establish these functions, reduce customer sales or our ability to sell items, or increase our insurance costs. These events could also cause reputational harm, decreased consumer confidence and spending and/or increased volatility in the U.S., Canada and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.
If we are unable to extend our exclusive rights with the provider of our CPC and ABP technologies, and otherwise successfully leverage technology to automate and drive efficiencies, our business, results of operations and financial condition could be harmed.
We have contractual arrangements with Valvan Baling Systems NV (“Valvan”), the provider of CPC technology, and ABP technology that include exclusive rights to the use of the CPC technology and ABP technology for a period of time that may be extended as we purchase additional technology from the provider in connection with our build out of additional CPCs and ABP facilities. The CPC and ABP technologies widen our competitive and operational advantage, and we plan to expand both across many of the markets in which we operate in the next several years. Our ability to extend these exclusive rights with respect to the CPC and ABP technologies is dependent on us continuing to secure our relationship with the provider as we continue to expand our CPCs and ABP facilities. Our failure to complete planned purchases may lead to the termination of our exclusive rights with Valvan, which could result in operational delays and weaken our competitive position, harming our business, results of operations and financial condition.
As we continue to enhance automation and add other capabilities, our operations may become increasingly complex. We are increasing our investment in technology, software and systems to support these efforts, but such investments may not increase productivity, maintain or improve the experience for customers or result in more efficient operations. There are also inherent risks associated with the investment in and use of new technologies, such as artificial intelligence, and such operational and supporting technologies can be subject to failure, disruption, or unavailability and increased vulnerability to cyberattacks and other cyber incidents. While we have created our own proprietary technology to operate our business, we also rely on technology from third parties, particularly in our CPCs. If we are no longer able to rely on such third parties, we could be required to seek other third-party licenses; redesign aspects of our operations to function without such technologies or services; or develop such technologies ourselves, any of which would result in increased costs and could result in operational disruption.

Labor-related matters, including labor disputes, may adversely affect our operations.
To the extent a significant portion of our employee base would choose to unionize, or attempts to unionize, our labor and other related costs could increase. Our ability to pass along any increased labor or other related costs to our customers is constrained by our everyday low-price model, and we may not be able to adequately offset such increased costs elsewhere in our business. In September 2022, one retail store in Ontario, Canada voted to be represented by a union. In September 2024, the same retail store in Ontario, Canada voted to decertify, and the union’s bargaining rights were terminated. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including increases in our labor costs, which could harm our business, results of operations and financial condition.
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
If we do complete acquisitions, we may not be able to successfully integrate the acquired operations, systems (including financial, inventory, customer and other systems), team members and facilities into our company, or the time and resources spent on such integration could be greater than expected. In addition, we also may not accurately forecast the financial impact of an acquisition transaction, including accounting charges. Financing such acquisitions may require significant cash, debt (which indebtedness may restrict our business or require the use of available cash to make interest and principal payment) or the issuance of equity or convertible debt securities (which may result in further dilution of our existing stockholders). For example, we spent significant time and resources and incurred a significant amount of debt to finance the acquisition of 2nd Ave. and integrate its operations into our business.
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
Much of the merchandise we purchase from our NPPs is not sold in our stores, but instead is sold into the global wholesale secondhand goods market. We have in the past, and may in the future, experience fluctuations and disruptions in this market. For example, we could experience fluctuations in the demand for or the price of our secondhand goods due to an influx of competing inexpensive textiles; localized or regional events happening in the end markets for these goods, such as natural disasters, civil unrest or economic conditions; or because of changes in laws, rules and regulations in the end markets. If we are unable to sell a sufficient amount of secondhand goods into the wholesale market, our business, our reputation and our revenues, profitability, results of operations and financial condition could be materially and adversely affected.

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
The markets for resale and secondhand items are highly competitive. We compete with vendors of new and secondhand items, including branded goods stores, local, national and global department stores, consignment and thrift stores (including non-profit operators), specialty retailers, direct-to-consumer, retailers (including fast fashion, value fashion and off-price retailers), independent retail stores, resale players focused on niche or single categories, as well as internet-based secondhand retailers and other technology-enabled marketplaces. We believe the risks described in this Annual Report, many of which are beyond our control, directly affect our ability to compete. Further, our competitive position is affected by the price at which we offer secondhand items; the speed and cost at which we can process and make available secondhand items to our customers; and the selection of items that we provide in stores.
As our market continues to evolve, we expect new market entrants and for competition to intensify. Established companies may not only develop online platforms or competing lines of business, but also acquire or establish relationships with competitors or our NPPs or their donors or provide meaningful incentives to favor their offerings over our stores. The performance of our competitors as well as changes in their pricing and promotional policies, marketing activities, new location openings, merchandising and operational strategies could negatively impact our ability to compete and to grow our revenue, and our sales and profitability may suffer.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories; larger fulfillment infrastructures; greater technical capabilities; internet-based marketplaces; broader supply; established relationships with a larger existing customer and/or NPP and donor base; better access to merchandise; superior or more desirable secondhand items for sale or resale; perceived pricing advantages due to the disparate application of sales tax to different entities; greater customer service resources; greater financial, marketing, institutional and other resources; greater resources to make acquisitions; lower labor and development costs; larger and more mature intellectual property portfolios; and better access to capital markets than we do. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and derive greater revenue and profits from their existing customer bases; adopt more aggressive pricing policies to build larger customer or NPP bases; or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior. In addition, promotional pricing or other pricing strategies utilized by national retailers and brands that set their own retail prices, as well as the offerings by fast fashion, value fashion and off-price retailers, may adversely affect the relative value of our offerings of secondhand items and we may need to lower our prices in order to compete. This could, as a result, adversely affect our business, revenue, growth, results of operations and financial condition.
Conditions in our market could also change rapidly and significantly as a result of technological advancements (including artificial intelligence and machine learning), partnering by our competitors or continuing market consolidation or strategic changes we or our competitors make in response to macro-economic or other events, and it is uncertain how our market will evolve. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customers and NPPs, reduced revenue, reduced profitability and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
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
In addition, cyberattacks that impact companies through a critical third-party service provider or elsewhere in the supply chain are increasingly prevalent. Because we make extensive use of third-party suppliers and service providers, successful cyberattacks that disrupt or result in unauthorized access to third-party IT systems can materially impact our operations and financial results. Cybersecurity risk has also increased as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks used by many of our employees and critical third-party providers. Moreover, any integration of artificial intelligence in our or any third-party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of confidential information and delays in detecting or providing notice of any such loss could disrupt our operations, damage our reputation, impact our sales and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition, as well as the trading price of our stock.
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
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our customers, employees and other individuals. We are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing, security and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Additionally, numerous state, provincial, and federal laws, rules and regulations of the countries where we operate govern the collection, use and protection of this information. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the U.S., Canada and Australia, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (“CCPA”, effective January 1, 2020) broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches, and the California Privacy Rights Act (“CPRA”, effective January 1, 2023) creates additional obligations relating to personal information. Approximately seventeen U.S. states have enacted laws and regulations relating to privacy similar to California’s, seven of which went into effect between 2023-2024. An additional five states have privacy laws that went into effect in January 2025 and an additional five states have privacy laws going into effect the following year.

We have significant operations in Canada and Australia, and must also comply with data privacy laws in those jurisdictions. In Canada, our collection, use, disclosure and management of personal information must comply with both federal and provincial privacy laws. The Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies in all Canadian provinces except, in certain contexts, Alberta, British Columbia and Québec, as well as to the transfer of personal information across provincial or international borders. PIPEDA imposes stringent personal information protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use and disclose personal information, which includes consumer data. The Consumer Privacy Protection Act is intended to replace PIPEDA and is expected to become federal law in Canada in 2025. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but, among other differences, all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Québec’s privacy act includes transparency and privacy impact assessment requirements and also imposes financial penalties for certain offenses like unlawful use of personal information and failure to report data breach incidents. We may incur additional costs and expenses related to compliance with these laws. We are also subject to Canada’s anti-spam legislation (“CASL”) when sending commercial electronic messages and can be held liable for violations. In Australia, the Privacy Act 1988 and the Australian Privacy Principles (“APPs”) regulate the handling of personal information, giving the Australian Information Commissioner the power to conduct investigations, and imposing civil penalties for breach. Updates to the Privacy Act in 2023 increased the civil penalties available for serious and repeated breach events. Australia’s Privacy and Other Legislation Amendment Bill 2024, referred to as the ‘first tranche’ of privacy law updates, was recently passed by both houses of Parliament and received Royal Assent on December 10, 2024. While the bill primarily focuses on development of a children’s online safety code and uplifts to cybersecurity requirements, additional ‘tranches’ increasing consumer privacy rights are under consideration. To the extent our operations further expand internationally, we may become subject to additional laws and regulations relating to privacy and data protection.
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
We rely on software, technologies and services sourced or licensed from third parties to operate critical functions of our business, including payment processing services, certain aspects of CPC automation and customer relationship and management services, We also use services such as Microsoft for our business emails, file storage and internal communications. If any of the third-party software or services we utilize, or the functional equivalents thereof, were unavailable due to outages or interruptions or because they are no longer available on commercially reasonable terms, our business could experience significant operational disruptions. In each case, we may be required to expend significant resources to remediate such outages; develop such software ourselves; or seek similar software licenses or services from other parties and reshape our business and operations to function with such new software or services. These alternatives could require a significant capital investment, take an extended period of time to implement, and divert management’s attention from our other business concerns, which could adversely affect our business and results of operations.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Risks arising from the material weakness we have identified in our internal control over financial reporting and any failure to remediate the material weakness.
We are required to maintain internal control over financial reporting in accordance with applicable rules and guidance and to report any material weaknesses in such internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified deficiencies in our internal control over financial reporting, which in the aggregate, constitute a material weakness related to our ability to evidence the design and implementation of effective information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of our financial statements.
If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We may not be able to remediate the identified material weakness, and additional material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Our failure to implement and maintain effective internal control over financial reporting, to remedy any identified material weaknesses or significant deficiencies or to implement required new or improved controls could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to timely meet our financial and other reporting obligations.

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
In addition to the material weakness in our internal control over financial reporting that we have identified, we may discover weaknesses in our disclosure controls and procedures and internal control over financial reporting in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are included in this Annual Report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could cause delays in our ability to comply with public company reporting requirements (including under the Exchange Act or stock exchange rules) and could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Changes in Canadian, Australian or U.S. national or local regulations, including those relating to the sale of secondhand items and advertising practices, or our actual or alleged failure to comply with such regulations, may have a material adverse effect on our reputation, business, financial condition and results of operations.
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, environmental protection, waste management, workplace safety, sustainability, data security, network and information systems security, and data protection and privacy. For example, we expect to be subject to laws in the State of California that require certain businesses operating in California to prepare a climate-related financial risk report and publicly disclose Scope 1, 2 and 3 greenhouse gas emission with third-party assurance. Additionally, the U.S. and Canadian governments may impose tariffs or other economic measures which may have adverse effects on our business. If we were to further expand domestically or internationally, we could be subject to additional regulation.

Further, the resale of secondhand items is subject to significant regulation both domestically and internationally, including by state, provincial or other local governments and regulatory authorities, and can include jurisdiction-specific licensing requirements for secondhand dealers. For example, the resale of secondhand items is subject to regulation by the U.S. Consumer Product Safety Commission, the U.S. Federal Trade Commission (the “FTC”), the U.S. Fish and Wildlife Service, and under the Canadian Wild Animal and Plant Protection and Regulation of International and Interprovincial Trade Act, and the Convention on International Trade in Endangered Species of Wild Fauna and Flora with respect to our Australian operations. Examples of regulated items include those with certain animal product components (ivory, fur, snakeskin, etc.), jewelry, aquatic toys, children’s items, and hazardous or dangerous items. Regulation can, in some jurisdictions, also require mandatory reporting and/or carry serious penalties for non-compliance. The laws and regulations for the resale of secondhand goods are complex, vary from jurisdiction to jurisdiction and change often. As of December 28, 2024, we received our supply of secondhand items in approximately 30 U.S. states, 10 Canadian provinces and 3 Australian states or territories. Changes in these regulations, or our growth into a new location, could require us to change the way we conduct business in the applicable jurisdictions, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. Failure of our employees to identify prohibited items and remove them from the sale process could lead to violations of regulations, fines, penalties or other claims against us, resulting in increased expenses and costs.
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
In the ordinary course of business, we have in the past and may in the future be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, premises liability, consumer protection, regulatory, antitrust, alleged securities law violations or other investor claims, intellectual property infringement and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.
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
The Tax Cuts and Jobs Act, (the “Tax Act”), among other things, introduced significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of “adjusted earnings” (roughly defined as earnings before interest and taxes), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The most significant impacts of the Tax Act on our financial results to date have included lowering of the U.S. federal corporate income tax rate and remeasurement of our net deferred tax liabilities.

Furthermore, the Inflation Reduction Act of 2022 introduced, among other changes, a 15% corporate minimum tax on certain U.S. corporations and a 1% excise tax on certain stock redemptions by U.S. corporations. The U.S. government may enact further significant changes to the taxation of business entities (and certain provisions of the Tax Act may expire), including, among other changes, an increase in the U.S. taxation of international business operations. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the Inflation Reduction Act or any such further changes on our business.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of December 28, 2024 and December 30, 2023, we did not have U.S. federal net operating loss carryforwards and had $11.4 million and $11.5 million, respectively, of U.S. state net operating loss carryforwards. These net operating loss carryforwards expire between 2028 and 2041. As of December 28, 2024, we had $0.3 million of federal foreign tax credit, no federal R&D credits and no other federal tax credits. As of December 30, 2023, we had $0.3 million of federal foreign tax credit, no federal R&D tax credits and no other federal tax credits. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We have a significant amount of indebtedness. As of December 28, 2024, our total indebtedness was $761.3 million, including $315.8 million aggregate principal amount outstanding under our Senior Secured Credit Facilities and $445.5 million aggregate principal amount of Senior Secured Notes (“Notes”) under the indenture dated as of February 6, 2023, by and among Evergreen AcqCo 1 LP, TVI, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Indenture”). Under the Senior Secured Credit Facilities, we have the Term Loan Facility and the Revolving Credit Facility. As of December 28, 2024, we had no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $123.8 million was available to borrow. On February 6, 2025, we redeemed $44.5 million aggregate principal amount of the Notes. Subsequent to the redemption, the Company had total borrowings of $716.8 million outstanding.

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
We may be able to incur significant additional indebtedness, or other obligations that do not constitute indebtedness, in the future. Although the Senior Secured Credit Facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions. The Senior Secured Credit Facilities provide for additional uncommitted incremental loans of up to the greater of $136 million and 100% of EBITDA for the most recent four fiscal quarters, plus certain other amounts, with additional incremental loans available if certain leverage ratios are maintained. Of the incremental capacity, $65.0 million was permitted to be (and was utilized as) incremental commitments under the Revolving Credit Facility (including an increase of $50.0 million of commitments under the Revolving Credit Facility on June 27, 2024 in connection with the Fourth Amendment to the Credit Agreement). All of those borrowings would be secured by first-priority liens on our property. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Secured Credit Facilities and the Indenture restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Term Loan Facility and the Notes will mature on April 26, 2028. The Revolving Credit Facility will mature on April 26, 2027. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our financial condition and results of operations. If we cannot make scheduled payments and default on our debt, the lenders under the Senior Secured Credit Facilities could terminate their loan commitments, the lenders and the holders of the Notes could foreclose against the assets securing their debt, and we could be forced into bankruptcy or liquidation. In addition, we maintain domestic cash deposit balances with Federal Deposit Insurance Corporation (“FDIC”) insured banks that may exceed the FDIC insurance limits. These balances could be impacted if one or more of these banks fails or is subject to other adverse conditions in the financial or credit markets. In the event one or more of our balances are impacted, our ability to satisfy our debt obligations may be materially adversely affected. Any of these events could result in you losing all or a portion of your investment in the common stock.
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

A future increase in interest rates may increase our borrowing costs. We rely on available borrowings under the Revolving Credit Facility for liquidity.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase in the future, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed has remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Based on amounts outstanding as of December 28, 2024, each 100 basis point change in interest rates would result in a $3.2 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” We may enter into interest rate swaps that hedge against changes in interest rates under the Senior Secured Credit Facilities. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps or other instruments we enter into may not fully mitigate our interest rate risk.
In addition to cash we generate from our business, our principal existing source of liquidity is borrowings available under the Revolving Credit Facility. As of December 28, 2024, there were no advances on the Revolving Credit facility, there were $1.2 million of letters of credit outstanding and $123.8 million was available to borrow. The inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
Risks Relating to Ownership of Our Common Stock
The stock price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has been volatile and may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•worsening of economic conditions in the U.S. or Canada and reduction in demand for our products;
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
We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on or to repurchase or redeem shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you pay.
In addition, we announced on November 9, 2023 the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. As of December 28, 2024, we had $18.1 million remaining under the share repurchase program. The program is currently set to expire on November 8, 2025. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice, which may result in a decrease in the price of our common stock. The amount, timing, and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. Any repurchases will be funded by available cash and cash equivalents. Even if the share repurchase program is fully implemented, it may not enhance long-term stockholder value, and the program could affect the price of our common stock, increase volatility, further limit our “public float” and diminish our cash reserves.
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
The Ares Funds beneficially owned 84.6% of our common stock as of December 28, 2024. Pursuant to the Stockholders Agreement between the Ares Funds and the Company, dated as of July 3, 2023 (the “Stockholders Agreement”), for so long as the Ares Funds hold 5% or more of our outstanding common stock, they have the right to designate a certain number of individuals to be included in the slate of nominees for election to our board of directors and to designate a member of each committee of the board of directors. Further, for so long as the Ares Funds own 40% or more of our outstanding common stock, the Ares Funds can designate at least a majority of our board of directors. Additionally, because our board of directors is divided into three staggered classes, the Ares Funds may be able to influence or control our affairs and policies for a period of time after such rights expire, while their nominees finish their terms as members of our board.
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
•increasing or decreasing the size of our board of directors; and
•entering into any agreement to do any of the foregoing.
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

For so long as the Ares Funds continue to own 40% or more of our common stock, the Ares Funds will have the power to elect a majority of our directors and will have effective control over the outcome of votes on all matters requiring approval by our board of directors or our stockholders regardless of whether other stockholders believe such matter is in our best interests. Even if such amount is less than 40%, the Ares Funds will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
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
•the nominating, governance and sustainability committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We may utilize these exemptions as long as we remain a controlled company. As a result, we may not have a majority of independent directors; our nominating, governance and sustainability committee and compensation committee may not consist entirely of independent directors or be required to ratify other independence obligations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
The exclusive-forum provisions also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. However, this provision is subject to final adjudication regarding its enforceability, the outcome of which is substantially uncertainty. For example, the Court of Chancery of the State of Delaware has determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find any of the exclusive-forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
In addition, developments in labor regulations could also harm our business. Increasingly common regulatory and legal restrictions on the enforceability or terms of employee non-solicitation, confidentiality, non-competition and similar restrictive covenant clauses may disrupt our process for attracting and retaining qualified employees.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue investing substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible to the public, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.
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

Item 2. Properties
All properties, including retail stores, offsite processing facilities, wholesale warehouses, logistics warehouses and corporate offices, are occupied under operating leases. In addition to retail stores, at December 28, 2024, the Company had:
•Offsite processing facilities supplying more than one location comprised of six Centralized Processing Centers, three of which serve U.S. Retail (one of which is not yet in full operation) and three of which serve Canada Retail, and eight warehouses, two of which serve U.S. Retail (one of which began operations after December 28, 2024), four of which serve Canada Retail (one of which began operations after December 28, 2024) and two of which serve Australia Retail;
•Wholesale warehouses (two in the U.S. and one in Canada) used to process, package and distribute goods to our wholesale customers;
•Logistics warehouses (all serving U.S. Retail); and
•Corporate offices in Bellevue, WA and Meridian, ID.
The following table presents a split of the Company’s total leased square feet by property type:

(in thousands)	Leased Square Feet
Retail stores	9,514
Offsite processing facilities	473
Wholesale warehouses	245
Logistics warehouses	230
Corporate offices	26
Total	10,488
As of December 28, 2024, our total consolidated selling square feet was 7.1 million. As of December 28, 2024, we operated 351 retail stores in the U.S., Canada and Australia. For more information regarding our (i) segments, see Note 11. Segments, and (ii) leases, see Note 2. Summary of Significant Accounting Policies and Note 9. Leases, of the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data.”

As of December 28, 2024, we had 172 U.S. retail stores located in 30 states, as set forth below:

Alaska	4	Massachusetts	14	Ohio	3
Arkansas	1	Maryland	12	Oregon	1
Arizona	7	Minnesota	10	Pennsylvania	5
California	18	Missouri	4	Rhode Island	4
Connecticut	4	North Dakota	1	South Dakota	1
Georgia	7	New Hampshire	4	Texas	3
Hawaii	2	New Jersey	5	Utah	8
Idaho	2	New Mexico	5	Virginia	5
Illinois	9	Nevada	6	Washington	15
Kansas	3	New York	8	Wisconsin	1
As of December 28, 2024, we operated 165 Canada retail stores located in 10 provinces, as set forth below:

Alberta	21
British Columbia	24
Manitoba	6
New Brunswick	3
Newfoundland	1
Nova Scotia	7
Ontario	76
Prince Edward Island	1
Quebec	21
Saskatchewan	5
As of December 28, 2024, we operated 14 retail stores in Australia, with 9 located in Victoria, 3 located in South Australia and 2 in New South Wales.
Item 3. Legal Proceedings
For information regarding our legal proceedings, see Note 16. Commitments and Contingencies in the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On June 29, 2023, our common stock began trading on the New York Stock Exchange under the ticker symbol “SVV.” Prior to that date, there was no public trading market for our common stock. On February 10, 2025, the last reported sale price of our common stock on the NYSE was $11.09 per share. The number of holders of record of common stock on February 10, 2025 was six.
Dividend Policy
On December 16, 2022, we paid a dividend of $69.4 million to our equityholders using borrowings from our Revolving Credit Facility and cash on hand. We subsequently repaid all amounts borrowed in connection with this dividend. On February 6, 2023, we paid a dividend of $262.2 million to our equityholders using the proceeds from the offering of the Senior Secured Notes. Such dividends were paid to our equityholders as a means to provide our equityholders with a return on their investment. No executive officers or directors received dividend payments. Certain of our employees and directors who held equity interests who were not eligible to receive dividend payments received bonus payments in connection with the dividend payments in December 2022 and February 2023.
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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
September 29, 2024 to October 26, 2024	174,079	$9.87	174,079	$27,348
October 27, 2024 to November 23, 2024	400,002	9.29	400,002	23,631
November 24, 2024 to December 28, 2024	563,995	9.88	563,236	18,067
Total	1,138,076	9.67	1,137,317
(a)Total number of shares purchased includes 759 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. There was $18.1 million remaining under the share repurchase program as of December 28, 2024.
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

	6/29/2023	12/29/2023	3/28/2024	6/28/2024	9/27/2024	12/27/2024
Savers Value Village, Inc.	$100	$76	$84	$53	$47	$45
S&P 500 Index	100	109	121	126	133	139
S&P 500 Retail Select Industry Index	100	115	126	120	125	131
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with our audited consolidated financial statements and related notes and other financial information included in this Annual Report. This section of this Annual Report generally discusses fiscal year 2024 and 2023 items and year-to-year comparisons between fiscal years 2024 and 2023. Discussions of fiscal year 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the SEC on March 8, 2024.
Unless the context otherwise requires, all references in this section to “Savers Value Village”, “the Company”, “we”, “us” or “our” refer to the business of Savers Value Village, Inc. and its predecessor entities.
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operate a total of 351 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in ESG principles, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of December 28, 2024, we had 5.9 million total active members enrolled in our U.S. and Canadian loyalty programs who have shopped with us during fiscal year 2024, compared to 5.3 million total active members as of December 30, 2023. Active members drove 72.4% of retail sales during fiscal year 2024, compared to 70.3% during fiscal year 2023.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly-complex parts of thrift operations—supply and processing, retail, and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
Our strategy is to locally source our merchandise by purchasing secondhand items donated to our NPPs, which provides them with revenue to support their community-focused missions. This also aids in creating a broad and diverse selection for our customers, fosters a sense of community, and reduces transportation costs and emissions typically associated with the production and distribution of new merchandise. While purchases made by our customers in our stores do not directly benefit any NPP, we pay a market-competitive contractual rate to purchase donated items.

We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 76.3% of our total pounds processed for fiscal year 2024, compared to 73.6% for fiscal year 2023.
•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop locations: Attended donation stations that collect donations of items made by individuals to our NPPs at convenient and well-signed brick and mortar and trailer locations in neighborhoods surrounding a store. On behalf of our NPPs, we solicit, collect, and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
•Delivered supply: Delivered supply comprises donations delivered either to our CPCs or our stores, or both. These donations can be collected by our NPPs through a variety of methods such as neighborhood collections or donation drives, or we may solicit, collect and deliver the items on behalf of our NPPs.
We leverage an analytical platform to measure the sales yield and product margin of each stream of supply in our stores. In general, this tool is either used to periodically confirm the performance of an existing stream of supply or to evaluate the performance of a new source of supply.
Our business model is predicated on sourcing and selling quality secondhand items to our customers in local communities. We are able to meet customer demand given our deep relationships with an extensive network of NPPs that is unmatched in the thrift industry.
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. In fiscal year 2024, we processed 1.0 billion pounds of secondhand goods, compared to 984 million in fiscal year 2023. We are actively implementing our offsite processing strategy which allows us to process goods at larger-scale facilities and distribute goods to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
Our store experience directly reflects our mission to make secondhand second nature. We deliver a well merchandised environment that maximizes customer engagement and supports a core tenet for any thrifter—the treasure hunt. Our stores offer a wide selection of quality items across clothing, home goods, books and other items at convenient locations. Our sales floor inventory is also regularly rotated and refreshed, providing our customers with an extensive, ever-changing selection at tremendous value.
In support of our efforts to extend the life of reusable goods and recover a portion of the cost of acquiring our supply of secondhand items, we sell the majority of textile items that are unsuited for or unsold at retail stores to our wholesale customers (predominantly comprised of textile graders and small business owners) who supply local communities across the globe with gently used, affordable items like clothing, housewares, toys and shoes. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste.
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
In response to the macroeconomic pressures in Canada, we have been actively testing different approaches to improve our Canadian business, particularly in the areas of selection and pricing, to drive foot traffic, increase conversion and improve our overall value perception among consumers.

Share Repurchases
During fiscal year 2024, under our $50.0 million share repurchase program announced in November 2023, we repurchased 3.2 million shares at a weighted average price of $9.95 and a total cost of $31.9 million. As of December 28, 2024, the Company had $18.1 million remaining under the share repurchase program.
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
Partial Redemption of Senior Secured Notes
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of Senior Secured Notes and paid accrued interest and a premium on the partial redemption. Subsequent to the partial redemption, the Company had total borrowings of $716.8 million outstanding.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Fiscal Year
	2024	2023
Comparable Store Sales (1)
U.S.	2.7%	4.4%
Canada	(4.0)%	5.0%
Total (2)	(0.1)%	4.7%
Number of Stores
U.S.	172	155
Canada	165	159
Total (2)	351	326
Other Metrics
Pounds processed (Ibs mm)	1,012	984
Sales yield (3)	$1.46	$1.48
Cost of merchandise sold per pound processed	$0.66	$0.63
(1)Comparable store sales is the percentage change in comparable store sales over the comparable period in the prior fiscal year. Through fiscal year 2024, we define comparable store sales to be sales by stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. Comparable store sales excludes stores acquired in the 2 Peaches Acquisition. For fiscal year 2023, comparable store sales excludes stores acquired in the acquisition of 2nd Ave. because those stores were not yet fully integrated during the prior year comparative period. Comparable store sales is measured in local currency for Canada, while total comparable store sales is measured on a constant-currency basis.
(2)Total comparable store sales and the total number of stores include our Australia retail locations, in addition to the U.S. and Canada.
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
During fiscal year 2024, our comparable store sales were relatively flat. During fiscal year 2023, our comparable store sales increased 4.7%, primarily reflecting growth in transaction volume.
The Company currently defines comparable store sales to be sales by stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. Beginning with the first quarter of fiscal year 2025, the Company will define comparable store sales to be sales by stores that have been in operation for all or a portion of 14 months to more closely conform with common retail practice. The impact of this change to previously reported comparable store sales is de minimis and amounts for prior periods will not be recast.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing the number of stores in low-growth markets.
Our number of open stores increased to 351 stores as of December 28, 2024, from 326 stores as of December 30, 2023. The increase in stores resulted from the opening of ten net new stores in the U.S., six net new stores in Canada and two new stores in Australia, as well as the addition of seven stores through the 2 Peaches acquisition.
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
During fiscal years 2024 and 2023, we processed 1.0 billion and 984 million pounds of supply, respectively, of which 76.3% and 73.6% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for fiscal year 2024 was $1.46, compared to $1.48 for fiscal year 2023. The 1.4% decline in sales yield primarily reflects a decrease in items sold per pound processed, partially offset by items sold at higher price points.
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
Cost of merchandise sold per pound processed during fiscal years 2024 and 2023 was $0.66 and $0.63, respectively.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Fiscal Year
	2024		2023
(in thousands)	Amount	% of Sales	Amount	% of Sales
Net sales	$1,537,617	100.0%	$1,500,249	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	669,744	43.6	619,671	41.3
Salaries, wages and benefits	331,023	21.5	366,189	24.4
Selling, general and administrative	337,131	21.9	311,388	20.8
Depreciation and amortization	69,530	4.5	61,144	4.0
Total operating expenses	1,407,428	91.5	1,358,392	90.5
Operating income	130,189	8.5	141,857	9.5
Other (expense) income:
Interest expense, net	(62,444)	(4.1)	(88,500)	(5.9)
(Loss) gain on foreign currency, net	(14,294)	(0.9)	6,660	0.4
Other income, net	71	—	3,688	0.2
Loss on extinguishment of debt	(4,088)	(0.3)	(16,626)	(1.1)
Other expense, net	(80,755)	(5.3)	(94,778)	(6.4)
Income before income taxes	49,434	3.2	47,079	3.1
Income tax expense (benefit)	20,404	1.3	(6,036)	(0.4)
Net income	$29,030	1.9%	$53,115	3.5%
Comparison of fiscal year 2024 and fiscal year 2023
Net sales
The following table presents net sales:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Retail sales	$1,463,404	$1,427,024	$36,380	2.5%
Wholesale sales	74,213	73,225	988	1.3%
Total net sales	$1,537,617	$1,500,249	$37,368	2.5%
Retail sales increased by $36.4 million, or 2.5%, during fiscal year 2024, compared to fiscal year 2023. The increase in retail sales resulted primarily from growth in our store base, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$669,744	$619,671	$50,073	8.1%
Cost of merchandise sold increased 230 basis points to 43.6% of net sales during fiscal year 2024, compared to 41.3% during fiscal year 2023. The 230 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales, as well as the impact of new stores and new offsite processing facilities.
Personnel costs classified within cost of merchandise sold were $393.1 million during fiscal year 2024, compared to $378.6 million during fiscal year 2023. As a percentage of net sales, personnel costs classified within cost of merchandise sold was 25.6% during fiscal year 2024, compared to 25.2% during fiscal year 2023. The $14.5 million increase in personnel costs resulted primarily from growth in our store base, the opening of new offsite processing facilities and higher wages.
Beginning in the second quarter of fiscal year 2024, we have updated the way we define personnel costs classified within cost of merchandise sold and have recast the prior period accordingly. This update had no impact on the total cost of merchandise sold. Specifically, we have updated personnel costs classified within cost of merchandise sold to include offsite processing production labor due to the continued growth of offsite processing. Historically, these costs were included in other costs classified within cost of merchandise sold.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Retail and wholesale	$201,441	$193,930	$7,511	3.9%
Corporate	129,582	172,259	(42,677)	(24.8)%
Total salaries, wages and benefits	$331,023	$366,189	$(35,166)	(9.6)%
Personnel costs for our retail and wholesale operations increased by $7.5 million, or 3.9%, during fiscal year 2024, compared to fiscal year 2023. The increase primarily reflects growth in our store base and higher wages, partially offset by a reduction to annual incentive plan expense.
Personnel costs for our corporate employees decreased by $42.7 million, or 24.8%, during fiscal year 2024, compared to fiscal year 2023. Adjusting for the $24.1 million special one-time bonus and related taxes incurred during fiscal year 2023 in relation to the issuance of our Senior Secured Notes and a $14.1 million decrease in IPO-related stock-based compensation expense, personnel costs for our corporate employees decreased $4.5 million primarily reflecting a reduction to annual incentive plan expense, partially offset by higher wages and non-IPO-related stock-based compensation expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Retail and wholesale	$278,004	$259,031	$18,973	7.3%
Corporate	59,127	52,357	6,770	12.9%
Total selling, general and administrative	$337,131	$311,388	$25,743	8.3%
SG&A for our retail and wholesale operations increased by $19.0 million, or 7.3%, during fiscal year 2024, compared to fiscal year 2023. The increase resulted primarily from growth in our store base which drove an increase in rent and utilities and store pre-opening expenses. In addition, we incurred elevated security costs which were offset by reduced expenditures on repairs and maintenance.
Corporate SG&A increased by $6.8 million, or 12.9%, during fiscal year 2024, compared to fiscal year 2023. The increase primarily reflects an increase in information technology expenses and an impairment charge on our long-lived assets, partially offset by reduced expenditures on professional services.
Depreciation and amortization
The following table presents depreciation and amortization:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Depreciation and amortization	$69,530	$61,144	$8,386	13.7%
The increase in depreciation and amortization resulted primarily from investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Interest expense	$(67,810)	$(93,559)	$25,749	(27.5)%
Amortization of debt issuance costs and debt discount	(5,611)	(6,051)	440	(7.3)%
Realized and unrealized gain on interest rate swaps	10,977	11,110	(133)	(1.2)%
Total interest expense, net	$(62,444)	$(88,500)	$26,056	(29.4)%
The decrease in interest expense, net was primarily due to a lower weighted average face value of debt and to a lesser extent, a decrease in the weighted average interest rate. The weighted average face value of debt decreased 18.1% from $944.3 million during fiscal year 2023 to $773.8 million during fiscal year 2024 primarily due to the timing of debt repayments. Over the same period, the weighted average interest rate decreased 72 basis points from 10.18% to 9.46%. This decrease was primarily due to the execution of the Third Amendment to our Senior Secured Credit Facilities on January 30, 2024, which lowered the total margin on existing borrowings under the Term Loan Facility by 151 basis points.

(Loss) gain on foreign currency, net
The following table presents (loss) gain on foreign currency, net:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
(Loss) gain on foreign currency remeasurement	$(27,342)	$9,803	$(37,145)	n/m
Gain (loss) on derivative instruments	13,048	(3,143)	16,191	n/m
Total (loss) gain on foreign currency, net	$(14,294)	$6,660	$(20,954)	n/m

n/m - not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). In fiscal year 2024, the USD strengthened against CAD resulting in remeasurement losses of $27.3 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries, which was the primary driver of foreign currency remeasurement gains and losses in both fiscal year 2024 and fiscal year 2023. We also recorded gains of $13.0 million in fiscal year 2024 on derivative instruments that we use to manage foreign currency exchange rate risk. The $9.8 million gain on foreign currency remeasurement in fiscal year 2023 resulted primarily from USD weakening against CAD, partially offset by losses of $3.1 million on derivative instruments that we use to manage foreign currency exchange rate risk.
Other income, net
The following table presents other income, net:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$71	$3,688	$(3,617)	(98.1)%
Other income, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Loss on extinguishment of debt	$(4,088)	$(16,626)	$12,538	(75.4)%
In fiscal year 2024, loss on extinguishment of debt of $4.1 million comprised of $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of Senior Secured Notes.
In fiscal year 2023, the Company used net proceeds from its IPO, net proceeds from issuing $550.0 million aggregate principal amount of Senior Secured Notes and cash on hand to repay $485.8 million in outstanding borrowings on its Term Loan Facility and $55.0 million aggregate principal amount of its Senior Secured Notes, resulting in a loss on extinguishment of debt of $16.6 million.

Income tax expense (benefit)
The following table presents income tax expense (benefit):

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Income tax expense (benefit)	$20,404	$(6,036)	$26,440	n/m

n/m - not meaningful
During fiscal year 2024, the Company recorded income tax expense of $20.4 million on income before income taxes of $49.4 million, resulting in an effective tax rate of 41.3%. During fiscal year 2023, the Company recorded an income tax benefit of $6.0 million on income before income taxes of $47.1 million, resulting in an effective tax rate of (12.8)%. The increase in our effective tax rate resulted primarily from the internal legal entity restructuring that occurred during fiscal year 2023 as discussed in Note 15. Income Taxes, and an increase to the valuation allowance.
Segment results
The following table presents net sales and profit by segment:

	Fiscal Year
(in thousands)	2024	2023	$ Change	% Change
Net sales:
U.S. Retail	$832,581	$780,126	$52,455	6.7%
Canada Retail	586,971	605,630	(18,659)	(3.1)%
Total segment sales	$1,419,552	$1,385,756	$33,796	2.4%
Segment profit:
U.S. Retail	$187,233	$198,146	$(10,913)	(5.5)%
Canada Retail	$165,136	$189,899	$(24,763)	(13.0)%
U.S. Retail
U.S. Retail sales increased by $52.5 million, or 6.7%, during fiscal year 2024, compared to fiscal year 2023. The increase in U.S. Retail sales resulted from growth in our store base, as well as a 2.7% increase in comparable store sales. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit decreased by $10.9 million, or 5.5%, during fiscal year 2024, compared to fiscal year 2023. The decrease in U.S. Retail segment profit primarily reflects the impact of new stores, including store pre-opening expenses, and the impact of new offsite processing facilities.
Canada Retail
Canada Retail sales decreased by $18.7 million, or 3.1%, during fiscal year 2024, compared to fiscal year 2023. The decrease in Canada Retail sales resulted from a 4.0% decrease in comparable store sales and the unfavorable impact of foreign currency exchange rates, partially offset by growth in our store base. The decline in comparable store sales was primarily driven by a decrease in transactions.
Canada Retail segment profit decreased by $24.8 million, or 13.0%, during fiscal year 2024, compared to fiscal year 2023. The decrease in Canada Retail segment profit primarily reflects deleverage of expenses as a percentage of net sales on comparable store sales.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. We also present the following non-GAAP financial measures: Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and Constant-currency net sales. In the discussion that follows, we provide definitions and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental to, and in addition to, the financial measures presented in this Annual Report that are calculated and presented in accordance with GAAP. These non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this Annual Report. These non-GAAP financial measures may differ from, and therefore may not be directly comparable to, similarly-titled measures used by other companies.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. We have included these non-GAAP financial measures as these are key measures used by our management and our board of directors to evaluate our operating performance and the effectiveness of our business strategies, make budgeting decisions, and evaluate compensation decisions. The Company presents Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because it considers these meaningful measures to share with investors as they best allow comparison of the performance of one period with that of another period. In addition, by presenting Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, the Company provides investors with management’s perspective of the Company’s operating performance.
Adjusted net income through fiscal year 2024 is defined as net income excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, dividend-related bonus, loss (gain) on foreign currency, net, executive transition costs, certain other adjustments, the tax effect on the above adjustments, excess tax benefit from stock-based compensation and non-recurring tax benefit. Tax effect on adjustments as defined through fiscal year 2024 is calculated based on the overall effective tax rate for the respective years. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
Adjusted EBITDA through fiscal year 2024 is defined as net income excluding the impact of interest expense, net, income tax expense (benefit), depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, non-cash occupancy-related costs, lease intangible asset expense, pre-opening expenses, store closing expenses, executive transition costs, transaction costs, dividend-related bonuses, loss (gain) on foreign currency, net, and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

Beginning in fiscal year 2025, the Company is adjusting its approach for calculating the tax effect on adjustments within its Adjusted net income and Adjusted net income per diluted share metrics. Through fiscal year 2024, the Company applied the overall effective tax rate for the year to the respective adjustments in determining Adjusted net income and Adjusted net income per diluted share. Effective fiscal year 2025, the Company will utilize the tax rate specifically applicable to the respective adjustments. Details of these changes and a reconciliation of the definitions prior to fiscal year 2025 to the go-forward definition is presented in the table and related footnotes below.
A reconciliation of GAAP net income and GAAP net income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Fiscal Year
(in thousands, except per share amounts)	2024	2023
Net income:
Net income	$29,030	$53,115
Loss on extinguishment of debt(1)(2)	4,088	16,626
IPO-related stock-based compensation expense(1)(3)	54,981	69,108
Transaction costs(1)(4)	2,621	3,103
Dividend-related bonus(1)(5)	—	24,097
Loss (gain) on foreign currency, net(1)	14,294	(6,660)
Executive transition costs(1)(6)	689	—
Other adjustments(1)(7)	4,312	(3,260)
Tax effect on adjustments(8)	(33,447)	(29,874)
Excess tax benefit from stock-based compensation	(2,321)	—
Non-recurring tax benefit(9)	—	(31,340)
Adjusted net income, as defined through fiscal year 2024	74,247	94,915
Tax effect on adjustments(8)	33,447	29,874
Tax effect on adjustments, as defined beginning fiscal year 2025(10)	(10,810)	(15,734)
Adjusted net income, as defined beginning fiscal year 2025	$96,884	$109,055

Net income per share, diluted:
Net income per share, diluted	$0.17	$0.34
Loss on extinguishment of debt(1)(2)	0.02	0.11
IPO-related stock-based compensation expense(1)(3)	0.33	0.44
Transaction costs(1)(4)	0.02	0.02
Dividend-related bonus(1)(5)	—	0.15
Loss (gain) on foreign currency, net(1)	0.09	(0.04)
Executive transition costs(1)(6)	—	—
Other adjustments(1)(7)	0.03	(0.02)
Tax effect on adjustments(8)	(0.20)	(0.19)
Excess tax benefit from stock-based compensation	(0.01)	—
Non-recurring tax benefit(9)	—	(0.20)
Adjusted net income per share, diluted, as defined through fiscal year 2024*	0.45	0.61
Tax effect on adjustments(8)	0.20	0.19
Tax effect on adjustments, as defined beginning fiscal year 2025(10)	(0.06)	(0.10)
Adjusted net income per share, diluted, as defined beginning fiscal year 2025*	$0.58	$0.70
*May not foot due to rounding
(1)Presented pre-tax.

(2)Removes the effects of the loss on debt extinguishment in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial repayment of outstanding borrowings under the Term Loan Facility on July 5, 2023 and February 6, 2023, and the partial redemption of our Senior Secured Notes on March 4, 2024 and July 3, 2023.
(3)Represents stock-based compensation expense for performance-based options triggered by completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(5)Represents dividend-related bonus and related payroll taxes paid in conjunction with our February 2023 dividends.
(6)Represents severance costs associated with executive leadership changes and retention costs associated with the 2 Peaches acquisition.
(7)Other adjustments include the effect of asset disposals. Fiscal year 2024 also includes an impairment charge on long-lived assets of $4.3 million. Fiscal year 2023 also includes legal and insurance settlement proceeds of $4.7 million.
(8)Tax effect on adjustments as defined through fiscal year 2024 is calculated based on the overall effective tax rate for the respective periods. The effective tax rate for fiscal year 2023 is adjusted to remove Section 162(m) limitations and the tax benefit of restructuring.
(9)Represents a one-time tax benefit of $31.3 million associated with an internal legal entity restructuring in fiscal year 2023.
(10)Tax effect on adjustments as defined beginning in fiscal year 2025 is calculated utilizing the tax rate specifically applicable to the respective adjustments.

Beginning in fiscal year 2025, the Company is updating its definition of Adjusted EBITDA to include non-cash occupancy-related costs, pre-opening expenses and store closing expenses, all of which were excluded under its previous definition of Adjusted EBITDA. Details of these changes and a reconciliation of the definitions prior to fiscal year 2025 to the go-forward definition is presented in the table and related footnotes below.
A reconciliation of GAAP net income to Adjusted EBITDA is presented in the table below:

	Fiscal Year
(dollars in thousands)	2024	2023
Net income	$29,030	$53,115
Interest expense, net	62,444	88,500
Income tax expense (benefit)	20,404	(6,036)
Depreciation and amortization	69,530	61,144
Loss on extinguishment of debt(1)	4,088	16,626
Stock-based compensation expense(2)	61,636	72,604
Non-cash occupancy-related costs(3)	7,943	5,902
Lease intangible asset expense(4)	3,531	4,093
Pre-opening expenses(5)	14,768	7,536
Store closing expenses(6)	874	1,613
Executive transition costs(7)	689	—
Transaction costs(8)	2,621	3,103
Dividend-related bonus(9)	—	24,097
Loss (gain) on foreign currency, net	14,294	(6,660)
Other adjustments(10)	4,312	(3,260)
Adjusted EBITDA, as defined through fiscal year 2024	296,164	322,377
Non-cash occupancy-related costs(3)	(7,943)	(5,902)
Pre-opening expenses(5)	(14,768)	(7,536)
Store closing expenses(6)	(874)	(1,613)
Adjusted EBITDA, as defined beginning fiscal year 2025	$272,579	$307,326
Net income margin	1.9%	3.5%
Adjusted EBITDA margin, as defined through fiscal year 2024	19.3%	21.5%
Adjusted EBITDA margin, as defined beginning fiscal year 2025	17.7%	20.5%
(1)Removes the effects of the loss on debt extinguishment in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024, the partial repayment of outstanding borrowings under the Term Loan Facility on July 5, 2023 and February 6, 2023, and the partial redemption of our Senior Secured Notes on March 4, 2024 and July 3, 2023.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents the difference between cash payments and straight-line lease expense.
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
(7)Represents severance costs associated with executive leadership changes and retention costs associated with acquisitions.
(8)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(9)Represents dividend-related bonus and related payroll taxes paid in conjunction with our February 2023 dividends.
(10)Other adjustments include the effect of asset disposals. Fiscal year 2024 also includes an impairment charge on long-lived assets of $4.3 million. Fiscal year 2023 also includes legal and insurance settlement proceeds of $4.7 million.

Constant-currency
The Company reports certain operating results on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates used to translate the Company's operating results for all countries where the functional currency is not the USD into USD. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, given the Company's significant operations in Canada, the Company's financial results are affected positively by a weakening of the USD against CAD and are affected negatively by a strengthening of the USD against CAD. References to operating results on a constant-currency basis mean operating results without the impact of foreign currency exchange rate fluctuations.
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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During fiscal year 2024, as compared to fiscal year 2023, the USD was stronger relative to CAD and the Australian dollar (“AUD”) which resulted in an unfavorable foreign currency impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

(dollars in thousands)
Fiscal Year 2024	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
U.S. Retail	$832,581	$—	$832,581	$52,455	6.7%
Canada Retail	586,971	9,009	595,980	(9,650)	(1.6)%
Other	118,065	449	118,514	4,021	3.5%
Total net sales	$1,537,617	$9,458	$1,547,075	$46,826	3.1%
Fiscal Year 2023
U.S. Retail	$780,126	n/a	$780,126	n/a	n/a
Canada Retail	605,630	n/a	605,630	n/a	n/a
Other	114,493	n/a	114,493	n/a	n/a
Total net sales	$1,500,249	n/a	$1,500,249	n/a	n/a

n/a - not applicable
Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. These sources of liquidity and capital have also been the primary means by which we funded a dividend payment of $262.2 million in fiscal year 2023. Although we do not anticipate paying any cash dividends in the foreseeable future, any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.

Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of December 28, 2024, $123.8 million was available to borrow under the Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 7. Indebtedness to our audited consolidated financial statements for details of our indebtedness.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year
(in thousands)	2024	2023
Net cash provided by operating activities	$134,276	$175,165
Net cash used in investing activities	(80,523)	(92,365)
Net cash used in financing activities	(76,630)	(17,044)
Effect of exchange rate changes on cash and cash equivalents	(7,111)	2,067
Net change in cash and cash equivalents	$(29,988)	$67,823
Comparison of fiscal year 2024 and fiscal year 2023
Net cash provided by operating activities
Net cash provided by operating activities was $134.3 million for fiscal year 2024, compared to $175.2 million for fiscal year 2023, a decrease of $40.9 million. The $40.9 million decrease is primarily due to a $25.7 million increase in income taxes paid, net and an $11.7 million decrease in operating income.
Net cash used in changes in operating assets and liabilities during fiscal year 2024 consisted primarily of a $122.6 million change in operating lease liabilities and a $10.7 million change in accrued payroll and related taxes. The change in operating lease liabilities resulted from lease payments. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees, partially offset by increases in accrued payroll and insurance reserves. As of December 30, 2023, we had accrued $24.4 million for employee incentive compensation which was paid during the first quarter of fiscal year 2024. As of December 28, 2024, we had accrued $7.9 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal year 2025.

Net cash used in changes in operating assets and liabilities during fiscal year 2023 consisted primarily of a $110.4 million change in operating lease liabilities and a $10.9 million change in inventory. The change in operating lease liabilities resulted from lease payments. The change in inventories is primarily due to the timing of processing and higher processing costs.
Net cash used in investing activities
Net cash used in investing activities was $80.5 million for fiscal year 2024 and $92.4 million for fiscal year 2023. Expenditure in both periods consisted primarily of investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures. In fiscal year 2024, we also received net proceeds of $28.5 million on settlement of derivative instruments, including $28.1 million related to the April 2024 termination of our cross currency swaps, and made a net payment of $3.2 million related to the 2 Peaches Acquisition.
Net cash used in financing activities
Net cash used in financing activities was $76.6 million for fiscal year 2024, consisting primarily of $55.5 million of principal payments on our long-term debt and $31.7 million of share repurchases under our $50.0 million share repurchase program, partially offset by net proceeds of $11.9 million related to settlement of an interest rate swap with an other-than-insignificant financing element at inception, including $9.6 million related to the April 2024 termination of the aforementioned interest rate swap.
Net cash used in financing activities was $17.0 million for fiscal year 2023, consisting primarily of $524.9 million of net proceeds from the issuance of our Senior Secured Notes and $305.7 million of net proceeds from our IPO, offset by $547.9 million of principal payments on our long-term debt, the payment of $262.2 million in dividends and a net repayment of $42.0 million on our Revolving Credit Facility.
Critical Accounting Estimates
Our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. Preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the assumptions and estimates associated with the impairment assessments of our goodwill and indefinite-lived intangible assets and income taxes have the greatest potential impact on our consolidated financial statements. Accordingly, we believe these policies are most critical to aid in fully understanding and evaluating our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows.
Impairment of goodwill and indefinite-lived intangible assets
We assess goodwill and our indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. We assess definite-lived intangible assets and other long-lived assets (collectively, “long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.
We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with the differences between consideration and net assets acquired being recorded as goodwill.

Goodwill is reviewed for impairment annually in the Company’s fourth quarter and whenever circumstances indicate goodwill might be impaired. The Company has the option of performing a qualitative assessment that involves evaluating relevant events and circumstances to determine whether it is more likely than not (i.e. a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If not, no further impairment testing is performed. If the assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the carrying value of the reporting unit to the estimated fair value of the reporting unit, both as of the testing date. If the carrying value of the reporting unit exceeds the estimated fair value, the Company will recognize an impairment charge equal to the amount by which the carrying value exceeds the reporting unit’s estimated fair value up to but not to exceed the total amount of goodwill allocated to the reporting unit.
While the Company generally performs a qualitative assessment, we may choose periodically to forgo the qualitative assessment and proceed directly to a quantitative analysis. Factors considered in determining whether to forgo the qualitative assessment and proceed directly to the quantitative analysis include the significance of the excess of a reporting unit’s estimated fair value over its carrying value at the last quantitative assessment date, the amount of time between quantitative assessments, the desirability of establishing an updated baseline quantitative analysis, and other performance and market indicators. In fiscal year 2024, we forwent the qualitative assessment by performing a quantitative analysis and concluded that the fair values of both our reporting units were substantially higher than their carrying values.
Similar to goodwill, our indefinite-lived trade names and trademarks are not amortized, but reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. In fiscal year 2024, we forwent the qualitative assessment by performing a quantitative analysis and concluded that the fair values of our indefinite-lived trade names and trademarks were substantially higher than their carrying values.
Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived trade names and trademarks to determine whether events and circumstances continue to support an indefinite life. We consider the life of our indefinite-lived trade names and trademarks to be appropriate.
Income taxes
Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We utilize the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss, and tax credit carryforwards. A valuation allowance is established against deferred tax assets if it is more likely than not that they will not be realized. Income tax expense represents the current expense incurred for the period plus or minus the change during the period in net deferred tax assets and liabilities.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We may manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow and market exposures. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to Note 10. Derivative Financial Instruments for additional information.

In April 2024, we terminated our interest rate swaps and cross currency swaps, realizing net proceeds of $38.4 million. In light of our historical and expected future deleveraging, the cross currency swaps no longer provided meaningful benefit to leverage and equity value at risk. The interest rate swaps were opportunistically terminated as the benefit of the swaps will diminish over time as we expect to continue to pay down debt.
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of December 28, 2024, we had variable rate borrowings on the Term Loan Facility of $315.8 million and no advances under our Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of December 28, 2024.
To reduce our exposure to fluctuations in interest rates, from time to time we enter into interest rate swaps. In the past we have used interest rate swaps to reduce our exposure to increases in interest rates and effectively convert a portion of our floating-rate debt to a fixed-rate basis. Our interest rate swaps were scheduled to mature on May 31, 2025 but we terminated them in April 2024.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into USD, which is the reporting currency of the Company. For the fiscal year 2024, approximately 43.3% of our net sales were denominated in a currency other than the USD. For the fiscal year 2024, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $62.0 million (and vice versa). A hypothetical 10% change in the relative fair value of the USD to AUD would not have a material impact on our operations. We will be susceptible to fluctuations in USD compared to CAD and AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis and in June 2024 we considerably increased our portfolio of such instruments. Our cross currency swaps were scheduled to mature on May 31, 2025 but we terminated them in April 2024.
At December 28, 2024, the entire $315.8 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is CAD. These variable rate borrowings expose the Company to remeasurement risk. For the fiscal year 2024, a hypothetical 10% strengthening of USD to CAD would decrease net income by $28.7 million. For the fiscal year 2024, a hypothetical 10% weakening of USD to CAD would increase net income by $35.1 million. At December 30, 2023, the balance of variable rate borrowings that was USD-denominated and held by the same Canadian subsidiary was $321.8 million.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SAVERS VALUE VILLAGE, INC.

KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Savers Value Village, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Savers Value Village, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Sufficiency of audit evidence over merchandise purchases
As discussed in Note 2, merchandise is purchased almost entirely from non-profit partners. The Company recorded $669.7 million of cost of merchandise sold, exclusive of depreciation and amortization for the year ended December 28, 2024, a portion of which is related to the purchase of merchandise from non-profit partners. The processing and recording of the purchase of merchandise from non-profit partners (merchandise purchases) is reliant upon multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over merchandise purchases as a critical audit matter. Complex auditor judgment was required in evaluating the sufficiency of audit evidence due to the large volume of data and the number and complexity of the IT systems used in the merchandise purchasing process. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of merchandise purchases.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over merchandise purchases, including the IT systems to be tested.
•We evaluated the design and tested the operating effectiveness of an internal control related to the merchandise purchasing process.
•We involved IT professionals with specialized skills and knowledge who assisted in testing certain general IT controls and application controls used by the Company for the processing and recording of merchandise purchases.
•We evaluated the relevance and reliability of information used in our procedures by comparing information in certain IT systems to underlying documentation.
•We performed a software-assisted data analysis to test relationships among certain purchasing transactions.
•For a selection of transactions, we compared the amounts recognized by the Company with underlying documentation, including executed contracts and other relevant third-party evidence.
•We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the relevance and reliability of evidence obtained.

We have served as the Company’s auditor since 2003.
Boise, Idaho
February 21, 2025

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts)

	Fiscal Year
	2024	2023	2022
Net sales	$1,537,617	$1,500,249	$1,437,229
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	669,744	619,671	599,926
Salaries, wages and benefits	331,023	366,189	273,587
Selling, general and administrative	337,131	311,388	301,737
Depreciation and amortization	69,530	61,144	55,753
Total operating expenses	1,407,428	1,358,392	1,231,003
Operating income	130,189	141,857	206,226
Other (expense) income:
Interest expense, net	(62,444)	(88,500)	(64,744)
(Loss) gain on foreign currency, net	(14,294)	6,660	(20,737)
Other income, net	71	3,688	4,576
Loss on extinguishment of debt	(4,088)	(16,626)	(1,023)
Other expense, net	(80,755)	(94,778)	(81,928)
Income before income taxes	49,434	47,079	124,298
Income tax expense (benefit)	20,404	(6,036)	39,578
Net income	29,030	53,115	84,720
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,649)	(995)	6,514
Cash flow hedges	(8,613)	(7,969)	18,473
Other comprehensive (loss) income	(16,262)	(8,964)	24,987
Comprehensive income	$12,768	$44,151	$109,707
Net income per share, basic	$0.18	$0.35	$0.60
Net income per share, diluted	$0.17	$0.34	$0.58
Basic weighted average shares outstanding	160,911	151,027	141,561
Diluted weighted average shares outstanding	166,706	156,156	146,049
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Balance Sheets
(All amounts in thousands, except per share amounts)

	December 28, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$149,967	$179,955
Trade receivables, net	16,761	11,767
Inventories	34,288	32,820
Prepaid expenses and other current assets	24,634	25,691
Derivative assets – current	4,574	7,691
Total current assets	230,224	257,924
Property and equipment, net	270,123	229,405
Right-of-use lease assets	552,762	499,375
Goodwill	665,465	687,368
Intangible assets, net	159,330	166,681
Deferred tax assets, net	3,801	—
Other assets	3,790	3,133
Derivative assets - non-current	—	23,519
Total assets	$1,885,495	$1,867,405
Current liabilities:
Accounts payable and accrued liabilities	$83,039	$92,550
Accrued payroll and related taxes	52,252	65,096
Lease liabilities – current	89,809	79,306
Current portion of long-term debt	6,000	4,500
Total current liabilities	231,100	241,452
Long-term debt, net	735,133	784,593
Lease liabilities – non-current	472,343	419,407
Other liabilities	25,239	17,989
Deferred tax liabilities, net	—	27,909
Total liabilities	1,463,815	1,491,350
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 159,164 and 160,453 shares issued and outstanding	—	—
Additional paid-in capital	657,906	593,109
Accumulated deficit	(250,451)	(247,541)
Accumulated other comprehensive income	14,225	30,487
Total stockholders’ equity	421,680	376,055
Total liabilities and stockholders’ equity	$1,885,495	$1,867,405
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except per share amounts)

	Common A Units		Common B Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount	Units	Amount	Shares	Amount
Balance at January 1, 2022	141,545	$223,379	—	$1,297	—	$—	$—	$(53,708)	$14,464	$185,432
Corporate conversion of common units to common stock	(141,545)	(223,379)	—	(1,297)	141,545	—	224,676	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,943	—	—	1,943
Stock issued under stock incentive plans, net	—	—	—	—	45	—	(292)	—	—	(292)
Dividends declared, $0.35 per share	—	—	—	—	—	—	—	(69,455)	—	(69,455)
Comprehensive income	—	—	—	—	—	—	—	84,720	24,987	109,707
Balance at December 31, 2022	—	—	—	—	141,590	—	226,327	(38,443)	39,451	227,335
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	—	—	—	—	18,750	—	295,027	—	—	295,027
Stock-based compensation expense	—	—	—	—	—	—	72,604	—	—	72,604
Stock issued under stock incentive plans, net	—	—	—	—	158	—	(150)	—	—	(150)
Repurchase of common stock prior to initial public offering	—	—	—	—	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	—	—	—	—	(262,213)	—	(262,213)
Comprehensive income (loss)	—	—	—	—	—	—	—	53,115	(8,964)	44,151
Balance at December 30, 2023	—	—	—	—	160,453	—	593,109	(247,541)	30,487	376,055
Stock-based compensation expense	—	—	—	—	—	—	61,636	—	—	61,636
Stock issued under stock incentive plans, net	—	—	—	—	1,920	—	3,161	—	—	3,161
Repurchase of common stock under share repurchase program	—	—	—	—	(3,209)	—	—	(31,940)	—	(31,940)
Comprehensive income (loss)	—	—	—	—	—	—	—	29,030	(16,262)	12,768
Balance at December 28, 2024	—	$—	—	$—	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Cash Flows
(All amounts in thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income	$29,030	$53,115	$84,720
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	61,636	72,604	1,943
Amortization of debt issuance costs and debt discount	5,611	6,051	4,005
Depreciation and amortization	69,530	61,144	55,753
Operating lease expense	132,173	119,908	114,788
Deferred income taxes, net	(31,880)	(35,249)	20,261
Loss on extinguishment of debt	4,088	16,626	1,023
Other items	9,048	(15,055)	22,795
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(5,748)	740	(8,053)
Inventories	(1,898)	(10,926)	2,246
Prepaid expenses and other current assets	1,073	3,659	(16,928)
Accounts payable and accrued liabilities	(8,046)	8,154	6,887
Accrued payroll and related taxes	(10,688)	2,428	(12,632)
Operating lease liabilities	(122,630)	(110,438)	(104,685)
Other liabilities	2,977	2,404	(2,690)
Net cash provided by operating activities	134,276	175,165	169,433
Cash flows from investing activities:
Purchases of property and equipment	(105,877)	(91,743)	(110,173)
Settlement of derivative instruments, net	28,543	28	(329)
Business acquisition, net of cash acquired	(3,189)	—	—
Purchase of trade name	—	(650)	—
Net cash used in investing activities	(80,523)	(92,365)	(110,502)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	529,247	—
Principal payments on long-term debt	(55,500)	(547,931)	(10,991)
Payment of debt issuance costs	(1,004)	(4,359)	(626)
Prepayment premium on extinguishment of debt	(1,485)	(1,650)	(1,023)
Advances on revolving line of credit	—	42,000	102,000
Repayments of revolving line of credit	—	(84,000)	(60,000)
Proceeds from stock option exercises	3,721	—	—
Dividends paid	—	(262,235)	(69,433)
Repurchase of common stock under share repurchase program	(31,674)	—	—
Proceeds from initial public offering, net	—	314,719	—
Payment of offering costs	—	(9,061)	—
Repurchase of shares and shares withheld for taxes	(560)	(849)	(292)
Settlement of derivative instrument, net	11,925	8,601	147
Principal payments on finance lease liabilities	(1,615)	(1,526)	—
Other	(438)	—	—
Net cash used in financing activities	(76,630)	(17,044)	(40,218)
Effect of exchange rate changes on cash and cash equivalents	(7,111)	2,067	(4,496)
Net change in cash and cash equivalents	(29,988)	67,823	14,217
Cash and cash equivalents at beginning of period	179,955	112,132	97,915
Cash and cash equivalents at end of period	$149,967	$179,955	$112,132
Supplemental disclosures of cash flow information:
Interest paid on debt	$75,409	$79,133	$62,157
Income taxes paid, net	$48,201	$22,480	$31,168
Supplemental disclosure of noncash investing activities:
Noncash capital expenditures	$3,787	$5,276	$6,414
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Basis of Presentation
Description of business
Savers Value Village, Inc., a Washington State based company, together with its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”), sells secondhand merchandise primarily in retail stores located in the United States (“U.S.”), Canada and Australia. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers.
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
The Company reports on a fiscal year basis, which ends on the Saturday nearest December 31. Fiscal year 2024 consisted of the 52 weeks ended December 28, 2024, fiscal year 2023 consisted of the 52 weeks ended December 30, 2023 and fiscal year 2022 consisted of the 52 weeks ended December 31, 2022. All amounts in the Notes to the Consolidated Financial Statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Corporate Conversion
On January 7, 2022, S-Evergreen Holding LLC converted into a Delaware corporation and the name of the Company was changed to Savers Value Village, Inc. (the “Corporate Conversion”). In the Corporate Conversion, equityholders of S-Evergreen Holding LLC received one share of common stock of Savers Value Village, Inc. for each Class A Unit of S-Evergreen Holding LLC and corresponding adjustments were made to the Company’s outstanding equity awards.
Initial public offering
The registration statement related to our initial public offering (“IPO”) was declared effective on June 28, 2023, and our common stock began trading on the New York Stock Exchange on June 29, 2023. On July 3, 2023, we completed our IPO for the sale of 18.8 million shares of our common stock, $0.000001 par value per share, at a public offering price of $18.00 per share. Net proceeds to the Company from the IPO were $295.0 million after deducting underwriting discounts and commissions of $22.8 million and offering expenses of $19.7 million.
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

Note 2. Summary of Significant Accounting Policies
Use of estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on available information and on various other assumptions that are believed to be reasonable under the circumstances. Certain items subject to such estimates and assumptions include, but are not limited to, the valuation of insurance reserves, impairment assessments associated with our goodwill and indefinite-lived intangible assets, and income taxes. Actual results could vary from those estimates under different assumptions or conditions.
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
(Loss) gain on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income comprises realized gains and losses upon settlement of foreign currency transactions, remeasurement gains and losses on unsettled foreign currency transactions, and realized and unrealized gains and losses on cross currency swaps and forward contracts (see Note 10. Derivative Financial Instruments). Realized and unrealized gains and (losses) on foreign currency transactions totaled $27.3 million in fiscal year 2024, $9.8 million in fiscal year 2023 and $(30.0) million in fiscal year 2022.
Foreign currency gains and losses relating to intercompany loans issued by or to foreign subsidiaries are not eliminated during consolidation and are included in (loss) gain on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income.
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
Wholesale sales. Sales of products are recognized at the point of delivery with no right of return and exclude shipping and handling costs, which are paid by the customer. The Company’s revenue arrangements do not contain a significant financing component.
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Fiscal Year
(in thousands)	2024	2023	2022
Retail sales	$1,463,404	$1,427,024	$1,365,109
Wholesale sales	74,213	73,225	72,120
Total net sales	$1,537,617	$1,500,249	$1,437,229

Cash and cash equivalents
Cash and cash equivalents consist of cash, demand deposits with banks, proceeds due from credit and debit card transactions and money market funds with maturity dates of three months or less from the date of purchase. The carrying amounts reported for cash and cash equivalents are considered to approximate fair value based upon their short maturities.
The Company’s cash deposits are maintained in accounts primarily with two major financial institutions in the U.S. and Canada. Substantially all cash on deposit exceeds the federally insured limits for such deposits. Money market funds are invested in a single fund that invests in U.S. Government and U.S. Treasury securities.
Trade accounts receivable
Trade accounts receivable are recorded at the invoiced amount, net of any allowances. Both trade accounts receivable and the allowance for credit losses relate to wholesale sales.
Inventories
Inventories consist almost entirely of used clothing and other household goods purchased from nonprofit partners. Inventory is valued at the lower of average purchase cost or net realizable value. The allowance for excess inventory as of December 28, 2024 and December 30, 2023 was immaterial.
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
Long-lived assets
The carrying values of long-lived assets, consisting of property and equipment, right-of-use lease assets and long-lived intangible assets, are reviewed for impairment when store performance expectations, events or changes in circumstances - such as a decision to relocate or close a store, office or distribution center - indicate that the carrying amounts may not be recoverable. When testing for impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable - which is primarily at the individual store level. We then assess the risk of impairment by comparing an estimate of the undiscounted cash flows expected to be generated by the asset group against the carrying value of the asset group (the “recoverability test”). Impairment is indicated when the carrying value of the asset group exceeds the estimated future undiscounted cash flows generated by those assets. When impairment is indicated and the fair value of the asset group is determined to be less than the carrying value of the asset group, the Company records an impairment charge equal to the amount by which the carrying value of the asset group exceeds the asset group’s fair value. Performing the recoverability test requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. Depending on the asset class, estimated fair value may be determined either by the use of a discounted cash flow model and/or by reference to estimated selling prices of assets in similar condition.
In fiscal year 2024, the Company recorded an impairment charge on its long-lived assets of $4.3 million which was recorded in selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income. In fiscal years 2023 and 2022, no triggering events were identified and no impairment charges were recorded on the Company’s long-lived assets.

Goodwill
Goodwill is reviewed for impairment annually in the Company’s fourth quarter and whenever circumstances indicate goodwill might be impaired. The Company has the option of performing a qualitative assessment that involves evaluating relevant events and circumstances to determine whether it is more likely than not (i.e. a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If not, no further impairment testing is performed. If the assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the carrying value of the reporting unit to the estimated fair value of the reporting unit, both as of the testing date. If the carrying value of the reporting unit exceeds the estimated fair value, the Company will recognize an impairment charge equal to the amount by which the carrying value exceeds the reporting unit’s estimated fair value up to but not to exceed the total amount of goodwill allocated to the reporting unit.
While the Company generally performs a qualitative assessment, we may choose periodically to forgo the qualitative assessment and proceed directly to a quantitative analysis. Factors considered in determining whether to forgo the qualitative assessment and proceed directly to the quantitative analysis include the significance of the excess of a reporting unit’s estimated fair value over its carrying value at the last quantitative assessment date, the amount of time between quantitative assessments, the desirability of establishing an updated baseline quantitative analysis, and other performance and market indicators.
The Company’s reporting units are consistent with its operating segments, with goodwill balances allocated entirely to the U.S. Retail and Canada Retail reporting units. No goodwill impairment was recorded during fiscal years 2024, 2023 and 2022.
Intangible assets
Intangible assets represent the Company’s trade names, trademarks and charity licensing agreements. The Company’s trade names and trademarks, which have indefinite lives, are not amortized, but rather, reviewed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Charity licensing agreements are amortized using the straight-line method over their estimated useful life, which is usually 15 years.
No impairment of intangible assets was recorded during fiscal years 2024, 2023 and 2022.
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
Advertising costs
Advertising production costs and media placement costs are expensed the first time the advertisement takes place. Total advertising costs during fiscal years 2024, 2023 and 2022 were $10.7 million, $9.0 million and $11.9 million, respectively, and are included in selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.

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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount of the benefit that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense, net and penalties in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income.
Stock-based compensation
The Company’s stock-based incentive plan allows for the issuance of various types of stock-based awards, including time-based options, performance-based options and restricted stock units (“RSUs”). Options are generally granted with an exercise price equal to the fair value of our common stock at the date of grant. Prior to July 3, 2023, the date we completed our IPO, the fair value of our common stock was established by the Board at the date of grant. Upon completion of our IPO, the fair value of our common stock is determined based on the closing price of our common stock on the New York Stock Exchange on the date of grant.
We estimate the fair value of time-based options using the Black-Scholes-Merton option pricing model. We also used the Black-Scholes-Merton option pricing model to determine the grant-date fair value of performance-based options that were tied to the Company’s IPO, and a Monte Carlo simulation under the option pricing framework to determine the grant-date fair value of performance-based options subject to market-specific conditions.
We recognize expense for time-based options on a straight-line basis over the requisite service period of the awards. We recognize expense for performance-based options subject to Company-specific conditions when it is probable that performance conditions will be achieved, and recognize the expense on a graded vesting basis over the expected vesting period. For performance-based options subject to market-specific conditions, expense is recognized on a graded vesting basis over the expected vesting period and is recognized regardless of whether the market-specific conditions are achieved.
The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. RSUs are recognized in compensation expense over the service period, which is generally the vesting period. For a more detailed discussion of stock-based compensation, see Note 13. Stock-Based Compensation.
Share repurchases
Repurchased shares are retired and the excess of cost over par value is recorded as an increase in accumulated deficit.
Derivative instruments
In the normal course of business, the Company may use derivative financial instruments, including interest rate swaps, cross currency swaps and foreign exchange forwards, to hedge against fluctuations in interest rates or foreign exchange rates thereby reducing our exposure to variability in cash flows on our floating-rate debt or from foreign operations.

Derivative instruments are measured at fair value and classified as assets or liabilities, current or non-current, depending on the settlement dates of the individual contracts. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Derivative instruments that are not designated as hedges are intended to economically hedge a portion of our foreign exchange risk. All gains and losses on these economic hedges are recorded immediately in (loss) gain on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income.
For derivative instruments designated as cash flow hedges, unrealized gains and losses from changes in fair value are initially reported as a component of accumulated other comprehensive income on the Consolidated Balance Sheets and are reclassified to interest expense, net in the Consolidated Statements of Operations and Comprehensive Income as interest payments are made on the Company’s variable-rate debt. For derivative instruments designated as cash flow hedges, realized gains and losses from monthly settlement are a component of interest expense, net in the Consolidated Statements of Operations and Comprehensive Income.
Realized gains and losses on interest rate swaps with an other-than-insignificant financing element at inception are reported within cash flows from financing activities on the Consolidated Statements of Cash Flows. Realized gains and losses on interest rate swaps without an other-than-insignificant financing element at inception are reported within cash flows from operating activities on the Consolidated Statements of Cash Flows. Realized gains and losses on cross currency swaps and forward contracts are reported within cash flows from investing activities on the Consolidated Statements of Cash Flows.
The Company does not use derivative instruments for trading or speculative purposes and does not use any leveraged derivative financial instruments.
Leases
The Company leases various real estate, including retail stores, offsite processing facilities, wholesale warehouses and office space, as well as vehicles. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, lease liabilities – current and lease liabilities – non-current in our Consolidated Balance Sheets. As of December 28, 2024, finance leases of $8.5 million, $2.7 million and $5.7 million were included in property and equipment, net, accounts payable and accrued liabilities, and other liabilities, respectively, in our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as paid.
Our lease assets and liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments over the lease term. As an implicit rate is not provided for most of our leases, we use an incremental borrowing rate which represents the rate used for a secured borrowing of a similar term as the lease. Our real estate leases typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease costs and are excluded from the present value of our lease obligations.
The Company’s leases have remaining lease terms of greater than 1 year to 21 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. The option periods are generally not included in the lease term used to measure our lease liabilities and lease assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and lease asset when we are reasonably certain to exercise a renewal option. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.

Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require enhanced disclosures about significant expenses on an annual and interim basis for all public entities. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this new guidance impacted the Company’s disclosures only and had no impact to its results of operations, financial position or cash flows.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public entities on an annual basis disclose specific categories in the rate reconciliation table, provide additional information for reconciling items that meet a quantitative threshold and provide additional information about income taxes paid. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance is expected to impact the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, specific expenses included in each relevant expense caption on the income statement. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This guidance is expected to impact the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
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
The 2 Peaches Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805, Business Combinations, and the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which is deductible for income tax purposes. Under the acquisition method, the consolidated financial statements of the Company include the operations of 2 Peaches from the acquisition date.
Goodwill arising from the acquisition amounted to less than $0.1 million. Goodwill was allocated to the U.S. Retail reporting unit. The fair value of assets acquired was $12.5 million, which primarily comprised $8.5 million for right-of-use assets, $2.9 million for a charity licensing agreement, $0.5 million for inventory, $0.4 million for property and equipment, and $0.1 million of cash. The charity licensing agreement was fully amortized during fiscal year 2024. The fair value of liabilities assumed was $7.1 million.
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million requires us to make a future cash payment of up to $2.7 million upon achievement of specific milestones; the associated liability is classified in other liabilities in our Consolidated Balance Sheets. See Note 8. Fair Value Measurements, for information related to the fair value of the contingent consideration.
We have not presented pro forma results of operations including 2 Peaches since their results of operations are not material to our consolidated financial results.

Note 4. Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	December 28, 2024	December 30, 2023
Furniture, fixtures and equipment	$291,772	$257,934
Leasehold improvements	133,947	116,158
Finance leases	13,281	5,285
Construction in progress	74,922	35,107
Total property and equipment	513,922	414,484
Less: accumulated depreciation	243,799	185,079
Total property and equipment, net	$270,123	$229,405
Depreciation expense for fiscal years 2024, 2023 and 2022 was $61.3 million, $56.0 million and $49.6 million, respectively.
Note 5. Goodwill
Changes in the carrying value of goodwill by reportable segments were as follows:

(in thousands)	U.S. Retail	Canada Retail	Total
Balance at December 31, 2022	$414,946	$266,501	$681,447
Foreign currency translation effect	—	5,921	5,921
Balance at December 30, 2023	414,946	272,422	687,368
Foreign currency translation effect	—	(21,951)	(21,951)
Business acquisition	48	—	48
Balance at December 28, 2024	$414,994	$250,471	$665,465
Note 6. Intangible Assets
The components of intangible assets were as follows:

(in thousands)	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$118,650	$—	$118,650
Charity licensing agreements	63,625	(22,945)	40,680
Total	$182,275	$(22,945)	$159,330

(in thousands)	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$118,650	$—	$118,650
Charity licensing agreements	68,189	(20,158)	48,031
Total	$186,839	$(20,158)	$166,681
The amortization expense associated with intangible assets was $8.3 million, $5.2 million and $6.1 million for fiscal years 2024, 2023 and 2022, respectively. The estimated aggregate amortization expense of intangible assets for each of the five years commencing after December 28, 2024 is $4.3 million.

Note 7. Indebtedness
Long-term debt consisted of the following:

(in thousands)	December 28, 2024	December 30, 2023
Senior Secured Notes	$445,500	$495,000
Term Loan Facility	315,756	321,756
Total face value of debt	761,256	816,756
Less: current portion of long-term debt	6,000	4,500
Less: unamortized debt issuance costs and debt discount	20,123	27,663
Long-term debt, net	$735,133	$784,593
In 2023, the Company used the net proceeds from its IPO, the net proceeds from issuing $550.0 million aggregate principal amount of Senior Secured Notes (the “Notes”) and cash on hand, in whole or in part, to repay $485.8 million in outstanding borrowings on its Term Loan Facility and $55.0 million aggregate principal amount of its Notes, resulting in a loss on extinguishment of debt of $16.6 million. Proceeds from the February 2023 Notes issuance were also used to pay a $262.2 million dividend and a $23.6 million one-time bonus to certain employees and directors participating in our management equity incentive plan who were unable to participate in the dividend. The bonus was recorded in salaries, wages and benefits in the Consolidated Statements of Operations and Comprehensive Income.
On January 30, 2024, the Company entered into the third amendment to its Senior Secured Credit Facilities resulting in a loss on extinguishment of debt of $0.7 million. On March 4, 2024, the Company redeemed $49.5 million aggregate principal amount of the Notes, equal to 10% of the outstanding balance at December 30, 2023. In addition to paying accrued interest, the Company paid a premium of 3%, or $1.5 million, on the partial redemption. This transaction resulted in a loss on extinguishment of debt of $3.4 million.
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of the Notes, equal to 10% of the outstanding balance at December 28, 2024. In addition to paying accrued interest, the Company paid a premium of 3%, or $1.3 million, on the partial redemption. This transaction resulted in a loss on extinguishment of debt of $2.7 million.
Senior Secured Notes
The Notes bear interest at a fixed rate of 9.75% with interest due every February 15 and August 15. As of December 28, 2024, the Company had a $16.1 million balance for accrued interest on the Notes, which is classified in accounts payable & accrued liabilities in the Consolidated Balance Sheets. The Notes are due in full at maturity in April 2028, coterminous with the Term Loan Facility. The Company’s principal subsidiaries in the U.S. are issuers of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by most of the Company’s U.S. and Canadian subsidiaries (other than the issuers). The Notes are secured by a first priority lien on substantially all assets of the issuers and guarantors, subject to certain exceptions, on an equal and ratable basis with indebtedness under the Term Loan Facility. The Notes rank pari passu with the Term Loan Facility in right of payment and are subordinated to our existing super-priority Revolving Credit Facility in right of payment.
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

Senior Secured Credit Facilities
The Senior Secured Credit Facilities consist of a term loan facility (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility”). The Company’s principal subsidiaries in the U.S. and Canada are borrowers under the Senior Secured Credit Facilities and most of the Company’s U.S. and Canadian subsidiaries are guarantors. The Senior Secured Credit Facilities are secured by a first priority lien on substantially all assets of the borrowers and guarantors, subject to certain exceptions. The Revolving Credit Facility is senior to the Term Loan Facility in right of payment.
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
Term Loan Facility
Borrowings under the Term Loan Facility are due in full at maturity in April 2028. The Term Loan Facility bears interest at a variable rate equal to a reference rate plus a margin ranging from 2.50% to 3.75% based on loan type and our first lien net leverage ratio.
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
Revolving Credit Facility
The Revolving Credit Facility matures in April 2027. The maximum available amount under the Revolving Credit Facility is $125.0 million, with $60.0 million available for letters of credit and a swingline sublimit of $10.0 million. As of December 28, 2024, there were no advances on the Revolving Credit Facility, there were $1.2 million of letters of credit outstanding and $123.8 million was available to borrow.
The interest rate on revolver draws is variable at a rate equal to the reference rate plus a margin of 2.25% or 3.25% based on loan type. A 0.5% commitment fee is payable quarterly on the unused portion of the Revolving Credit Facility.
The Revolving Credit Facility is subject to a financial maintenance covenant that requires us to ensure the first lien net leverage ratio, which is tested quarterly, does not exceed 7.75 to 1.00. The financial maintenance covenant is only applicable if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (excluding up to $20 million of undrawn letters of credit and certain other amounts) exceeds 35% of the committed amount. The Revolving Credit Facility provides for customary equity cure rights.

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 28, 2024:

(in thousands)	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,000	$—	$—	$57,000
Forward contracts	—	4,574	—	4,574
Total	$57,000	$4,574	$—	$61,574
Liabilities:
Acquisition-related contingent consideration	$—	$—	$2,000	$2,000
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 30, 2023:

(in thousands)	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$90,000	$—	$—	$90,000
Interest rate swaps	—	10,379	—	10,379
Cross currency swap	—	20,831	—	20,831
Total	$90,000	$31,210	$—	$121,210
Liabilities:
Cross currency swaps	$—	$466	$—	$466
Forward contracts	—	384	—	384
Total	$—	$850	$—	$850
There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 for fiscal year 2024 or fiscal year 2023.
Money market funds, consisting of short-term deposits with an original maturity of three months or less, are valued based on quoted market prices of identical assets and are classified within Level 1. Interest rate swaps, cross currency swaps and forward contracts are fair valued using independent valuation services, and the valuations are based on observable market data. As such, the interest rate swaps, cross currency swaps and forward contracts are classified within Level 2. The Company reviews the independent valuation and obtains an understanding of the methods used in pricing the instruments.

The fair value of the acquisition-related contingent consideration liability is measured using the probability-weighted present value of the potential payment. The probability-weighted present value of the potential payment is based on significant unobservable inputs, including management estimates and assumptions. Accordingly, the fair value of the acquisition-related contingent consideration is classified as Level 3 within the fair value hierarchy.
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurement of the acquisition-related contingent consideration liability as of December 28, 2024:

Acquisition-Related Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Potential payment	Probability-weighted present value	Probability of payment	0% - 100%
		Discount rate	9.4%
		Projected years of payments	2025 - 2027
The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at May 6, 2024(1)	$1,898
Change in fair value recorded in selling, general and administrative	102
Balance at December 28, 2024	$2,000
(1)2 Peaches was acquired on May 6, 2024.
Non-recurring fair value measurements
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and ROU lease assets, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. In fiscal year 2024, the Company recognized impairment charges of $2.5 million on ROU lease assets and $1.8 million on property and equipment which are recorded in selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income. Fair value of these assets was determined using discounted cash flow models based on significant unobservable inputs, including projected store-level cash flows, discount rates and market rental data. Accordingly, the fair value of these assets are classified as Level 3 within the fair value hierarchy.
Other fair value disclosures
The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $467.6 million and $525.5 million at December 28, 2024 and December 30, 2023, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at December 28, 2024 and December 30, 2023.

Note 9. Leases
The components of total lease costs, net, consisted of the following:

	Fiscal Year
(in thousands)	2024	2023	2022
Operating lease costs	$132,173	$119,908	$114,788
Short-term and variable lease costs	53,191	41,559	48,812
Sublease income	(2,452)	(2,703)	(2,510)
Finance lease costs:
Amortization of lease assets	1,725	1,152	—
Interest on lease obligations	587	247	—
Total lease costs, net	$185,224	$160,163	$161,090
The maturities of our lease obligations at December 28, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$124,729	$2,758	$127,487
2026	120,471	2,454	122,925
2027	105,375	1,981	107,356
2028	83,979	1,315	85,294
2029	77,293	1,241	78,534
Thereafter	282,647	1,108	283,755
Total undiscounted payments	794,494	10,857	805,351
Less: Interest	232,342	2,384	234,726
Present value of lease obligations	$562,152	$8,473	$570,625
Supplemental cash flow information related to leases is as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows for operating leases	$123,945	$112,139	$105,359
Operating cash flows for finance leases	587	247	—
Financing cash flows for finance leases	1,615	1,526	—
Noncash investing activities
Assets obtained in exchange for new operating lease obligations	$160,348	$145,206	$70,425
Assets obtained in exchange for new finance lease obligations	4,738	3,517	—
Supplemental balance sheet information related to leases is as follows:

	December 28, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	7.68	4.70	6.94	1.50
Weighted average discount rate	8.62%	8.65%	8.53%	5.16%

Note 10. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both, and from time to time, may use interest rate swaps to manage the risk of changes in interest rates. The Company’s forward contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 8 for additional information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) and may also use cross currency swaps for the same reason. Forward contracts lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of December 28, 2024 and December 30, 2023, the Company’s forward contracts had USD equivalent gross notional amounts of $102.5 million and $33.2 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million. These cross currency swaps were not designated in hedging relationships. Cross currency swaps with notional amounts of $275.0 million were outstanding at December 30, 2023.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company may from time to time manage its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company previously entered into two interest rate swaps that were designated as cash flow hedges. In April 2024, the Company terminated its interest rate swaps, resulting in net proceeds of $10.3 million. All amounts deferred into accumulated other comprehensive income prior to termination will be amortized to interest expense through May 2025, being the original maturity date of the interest rate swaps. Interest rate swaps with notional amounts of $275.0 million were outstanding at December 30, 2023.

The fair values of cross currency swap contracts, forward contracts and interest rate swap contracts were as follows:

(in thousands)	Balance Sheet Location	December 28, 2024	December 30, 2023
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$4,574	$—
Cross currency swaps	Derivative asset – non-current	—	20,831
Total derivatives in an asset position		$4,574	$20,831
Forward contracts	Accounts payable and accrued liabilities	$—	$384
Cross currency swaps	Accounts payable and accrued liabilities	—	466
Total derivatives in a liability position		$—	$850
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$—	$7,691
Interest rate swaps	Derivative asset – non-current	—	2,688
Total derivatives in an asset position		$—	$10,379
Total deferred gain	Accumulated other comprehensive income	$4,432	$13,045
The impact of derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income was as follows:

(in thousands)	Fiscal Year
	2024	2023	2022
Gain (loss) on forward contracts recognized in (loss) gain on foreign currency, net	$5,401	$(373)	$802
Gain (loss) on cross currency swaps recognized in (loss) gain on foreign currency, net	$7,647	$(2,770)	$8,416
Gain on interest rate swaps recognized in interest expense, net	$10,977	$11,110	$2,169
The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income, net of tax:

(in thousands)	Fiscal Year
	2024	2023	2022
Gain recognized in other comprehensive (loss) income	$2,364	$3,141	$20,678
Gain reclassified from accumulated other comprehensive income into net income	$10,977	$11,110	$2,205
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense, net in the Consolidated Statements of Operations and Comprehensive Income. Within the next 12 months, the Company estimates that an additional $4.4 million of gains recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.

Note 11. Segments
The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), assesses segment performance and makes resource allocation decisions based on the geographies in which it conducts its retail operations, and separately for its wholesale operations, each of which represents an operating segment. For disclosure purposes, U.S. Retail and Canada Retail were determined to be reportable segments. Neither the Company’s retail operations in Australia nor its wholesale operations meet the quantitative thresholds to be reported separately and since they do not share similar economic characteristics, they have been combined and disclosed within Other.
The Company’s CODM assesses segment performance and makes resource allocation decisions primarily based on weekly, monthly and quarterly reports that focus predominantly on segment net sales, the drivers of segment net sales, and key non-financial operating metrics by segment. These weekly, monthly and quarterly reports compare actual segment performance against performance in the comparative period in the prior year, against budget, against forecast, or as a trend over time, or any combination of the foregoing. Collectively, these factors provide the CODM with insight into segment profitability. The Company’s CODM is provided with segment profit as well as significant segment expenses on a recurring basis.
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.
Segment profit may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of operating income, net income or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.

Our segment results are presented in the tables below. In each table, “Other profit” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Fiscal Year 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$832,581	$586,971	$1,419,552
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	375,417	239,138	614,555
Salaries, wages and benefits	117,034	70,534	187,568
Selling, general and administrative	152,897	112,163	265,060
Total segment expenses	645,348	421,835	1,067,183
Segment profit	$187,233	$165,136	352,369

Reconciliation of profit
Other profit			36,059
General corporate expenses			188,709
Depreciation and amortization			69,530
Operating income			130,189
Interest expense, net			(62,444)
Loss on foreign currency, net			(14,294)
Other income, net			71
Loss on extinguishment of debt			(4,088)
Income before income taxes			$49,434

	Fiscal Year 2023
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$780,126	$605,630	$1,385,756
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	336,164	233,054	569,218
Salaries, wages and benefits	107,670	72,638	180,308
Selling, general and administrative	138,146	110,039	248,185
Total segment expenses	581,980	415,731	997,711
Segment profit	$198,146	$189,899	388,045

Reconciliation of profit
Other profit			39,572
General corporate expenses			224,616
Depreciation and amortization			61,144
Operating income			141,857
Interest expense, net			(88,500)
Gain on foreign currency, net			6,660
Other income, net			3,688
Loss on extinguishment of debt			(16,626)
Income before income taxes			$47,079

	Fiscal Year 2022
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$747,397	$582,944	$1,330,341
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	317,537	219,802	537,339
Salaries, wages and benefits	109,272	79,057	188,329
Selling, general and administrative	138,924	110,168	249,092
Total segment expenses	565,733	409,027	974,760
Total segment profit	$181,664	$173,917	355,581

Reconciliation of profit
Other profit			33,395
General corporate expenses			126,997
Depreciation and amortization			55,753
Operating income			206,226
Interest expense, net			(64,744)
Loss on foreign currency, net			(20,737)
Other income, net			4,576
Loss on extinguishment of debt			(1,023)
Income before income taxes			$124,298
We do not separately present assets for our reportable segments because the Company’s CODM is not provided these amounts. The Company’s long-lived assets are primarily located in the U.S. and Canada, with a portion located in Australia. Long-lived assets consist of property and equipment, ROU lease assets and charity licensing agreements. The following table disaggregates our long-lived assets by location:

(in thousands)	December 28, 2024	December 30, 2023
U.S.	$527,126	$453,446
Canada	297,479	302,322
Australia	38,960	21,043
Total long-lived assets	$863,565	$776,811

The following table reconciles total reportable segment net sales to consolidated net sales. “Other sales” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Fiscal Year
(in thousands)	2024	2023	2022
Total segment sales	$1,419,552	$1,385,756	$1,330,341
Other sales	118,065	114,493	106,888
Total net sales	$1,537,617	$1,500,249	$1,437,229
The following table disaggregates the Company’s net sales by geography, based on the location of the Company’s customers:

	Fiscal Year
(in thousands)	2024	2023	2022
U.S.	$850,887	$799,619	$771,884
Canada	602,257	622,690	598,451
Australia	43,852	41,268	34,768
Rest of world	40,621	36,672	32,126
Total net sales	$1,537,617	$1,500,249	$1,437,229
Note 12. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common equivalent shares outstanding for the period under the treasury stock method.
Basic and diluted net income per share were as follows:

	Fiscal Year
(in thousands, except per share data)	2024	2023	2022
Numerator
Net income	$29,030	$53,115	$84,720
Denominator
Basic weighted average shares outstanding	160,911	151,027	141,561
Dilutive effect of employee stock options and awards	5,795	5,129	4,488
Diluted weighted average shares outstanding (1)	166,706	156,156	146,049
Net income per share
Basic	$0.18	$0.35	$0.60
Diluted	$0.17	$0.34	$0.58
(1)For fiscal years 2024, 2023 and 2022, the calculation of diluted net income per share excludes the effect of 3.1 million, 0.8 million and 0.6 million, respectively, of potential shares of common stock because the effect of including these potential shares was antidilutive.

Note 13. Stock-Based Compensation
2019 Management Incentive Plan
On March 28, 2019, the Company adopted the 2019 Management Incentive Plan (the “2019 Plan”) which allows for the issuance of stock options to directors, officers, key employees and other key individuals. Stock options awarded under the 2019 Plan contain both service and performance conditions. Awards issued under the 2019 Plan have a 10-year contractual term. In connection with the adoption of the Omnibus Incentive Compensation Plan (as defined below), the Company ceased issuing awards under the 2019 Plan. As a result, no shares remain available for issuance under the 2019 Plan; however, the 2019 Plan continues to govern awards that are outstanding under it. As of December 28, 2024, 12.7 million shares remain outstanding under the 2019 Plan.
Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors approved the Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), which became effective on June 28, 2023, the date the SEC declared our IPO registration statement on Form S-1 effective.
The Omnibus Incentive Plan allows for issuance of up to 15.0 million new shares of common stock. In addition, should any awards under the 2019 Plan expire, terminate or be canceled, the shares of common stock underlying those awards will become available for issuance under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards and cash awards. Awards issued under the Omnibus Incentive Plan have a maximum contractual term of 10 years. As of December 28, 2024, there were 14.6 million shares available for future issuance under the Omnibus Incentive Plan.
Stock-based compensation
The Company classifies stock-based compensation expense in salaries, wages and benefits in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized stock-based compensation expense of $61.6 million, $72.6 million and $1.9 million during fiscal years 2024, 2023 and 2022, respectively. The total tax benefit associated with stock-based compensation for fiscal years 2024, 2023 and 2022 was $6.0 million, $7.2 million and $0.4 million, respectively.
Time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over a one-year, three-year or five-year period from the date of grant provided the participant continues to be employed by, or provide service to, the Company through each vesting date. Stock-based compensation cost for time-based options is measured at the grant date based on the fair value of the award using the Black-Scholes-Merton option pricing model and is recognized on a straight-line basis over the requisite service period of the award. The Company accounts for forfeitures of time-based options as they occur.
The following assumptions apply to time-based options awarded during fiscal years 2024, 2023 and 2022 under the Black-Scholes-Merton option pricing model:

	Fiscal Year
	2024	2023	2022
Expected volatility	35.9% to 43.0%	35.4% to 35.7%	32.7% to 39.8%
Risk-free interest rate	3.9% to 4.3%	3.4% to 4.2%	1.8% to 3.6%
Expected term (in years)	6.0 to 6.5	6.5	6.5

The dividend yield assumption is zero. Although the Company paid a cash dividend in February 2023 and December 2022, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of time-based stock options awarded during fiscal years 2024, 2023 and 2022 was $9.26, $6.01 and $5.70, respectively.
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
The following table summarizes activity related to time-based options:

(in thousands, except per share amounts and remaining term)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2023	7,530	$5.99	6.93	$85,774
Granted	527	19.08
Exercised	(1,420)	2.23
Forfeited or expired	(691)	14.52
Outstanding at December 28, 2024	5,946	7.06	6.30	29,842
Exercisable at December 28, 2024	3,900	3.77	5.47	27,419
The total intrinsic value of time-based options exercised during fiscal years 2024, 2023 and 2022 was $21.8 million, $2.6 million and $0.9 million, respectively. As of December 28, 2024, unrecognized compensation expense related to outstanding time-based options was $9.8 million, which is expected to be recognized over a weighted average remaining vesting period of 2.93 years.
Performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest in 25% increments as performance conditions are achieved through the term of the options. Twenty-five percent of outstanding performance-based options vested upon completion of the Company’s IPO, with the remainder scheduled to vest in equal increments over three years starting on June 30, 2024 provided market-specific conditions, including stock price performance, are achieved. The vesting of performance-based options is subject to continued employment through the vesting date. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether the market-specific conditions are achieved. The Company accounts for forfeitures of performance-based options as they occur.
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
During fiscal years 2024 and 2023, we recognized $51.3 million and $38.8 million, respectively, of expense related to amortization of the remaining outstanding performance-based options that are recognized on a graded vesting basis over their expected vesting period. During fiscal year 2023, we also recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO.

Black-Scholes-Merton option pricing model
The following assumptions were used to remeasure the fair value of performance-based options resulting from the October 2022 and May 2023 modifications under the Black-Scholes-Merton option pricing model:

	Fiscal Year
	2023	2022
Expected volatility	35.5%	35.1%
Risk-free interest rate	3.5%	3.8%
Expected term (in years)	6.5	6.5
The dividend yield assumption is zero. Although the Company paid a cash dividend in February 2023 and December 2022, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
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
The dividend yield assumption is zero. Although the Company paid a cash dividend in February 2023 and December 2022, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
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
The following table summarizes activity related to performance-based options:

(in thousands, except per share amounts and remaining term)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2023	7,948	$2.05	5.78	$121,750
Exercised	(365)	1.66
Forfeited or expired	(338)	1.61
Outstanding at December 28, 2024	7,245	2.10	5.07	59,455
Exercisable at December 28, 2024	3,516	2.12	5.07	28,813
The total intrinsic value of performance-based options exercised during fiscal year 2024 was $4.1 million. No performance-based options were exercised during fiscal years 2023 and 2022. The Company did not award performance-based options during fiscal years 2024, 2023 or 2022. As of December 28, 2024, unrecognized compensation expense related to outstanding performance-based options was $29.0 million, which is expected to be recognized over a weighted average remaining vesting period of 1.5 years.
Restricted Stock Units
RSUs contain only a service condition and generally vest in equal annual installments over a one-year or three-year period from the date of grant, provided the participant continues to be employed by, or provide service to, the Company through each vesting date. The fair value of RSUs is determined using the closing price of the Company’s common stock on the date of the grant. All RSUs were granted after the Company’s common stock commenced trading on June 29, 2023.
The following table summarizes activity related to RSUs as of December 28, 2024:

(in thousands, except per share amounts)	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 30, 2023	547	$22.81
Granted	565	18.59
Vested	(186)	22.66
Forfeited	(87)	21.56
Unvested at December 28, 2024	839	20.13
As of December 28, 2024, unrecognized compensation expense related to outstanding RSUs was $12.4 million, which is expected to be recognized over a weighted average remaining vesting period of 2.2 years.
Note 14. Share Repurchases
During fiscal year 2024, under our $50.0 million share repurchase program announced in November 2023, we repurchased 3.2 million shares at a weighted average price of $9.95 and a total cost of $31.9 million, of which $0.3 million was paid subsequent to December 28, 2024. As of December 28, 2024, we had $18.1 million remaining under the share repurchase program. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable regulatory requirements.

Note 15. Income Taxes
Income before income taxes consisted of the following:

	Fiscal Year
(in thousands)	2024	2023	2022
U.S. operations	$32,767	$(2,940)	$103,902
Foreign operations	16,667	50,019	20,396
Income before income taxes	$49,434	$47,079	$124,298
Components of income tax expense (benefit) are summarized as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Current:
U.S. - federal	$21,749	$8,280	$354
U.S. - state	5,579	6,232	3,279
Foreign	24,360	14,838	15,401
Deferred:
U.S. - federal	(18,733)	(19,480)	16,934
U.S. - state	(4,476)	(13,156)	4,074
Foreign	(8,075)	(2,750)	(464)
Income tax expense (benefit)	$20,404	$(6,036)	$39,578

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the consolidated taxable entities at December 28, 2024 and December 30, 2023:

(in thousands)	December 28, 2024	December 30, 2023
Deferred tax assets:
Lease liability	$147,676	$129,486
Deferred interest	20,366	16,116
Deferred payroll	14,148	13,062
Unrealized foreign exchange loss	8,940	4,033
Sec. 267 deferred basis	8,466	8,493
Insurance reserves	5,141	4,935
Partnership tax deferral	4,601	—
Capitalized research and development	4,413	2,894
Net operating loss carryforwards	1,281	1,142
Other	6,430	3,653
Deferred tax assets, exclusive of valuation allowance	221,462	183,814
Less: valuation allowance	10,263	5,927
Deferred tax assets, net of valuation allowance	211,199	177,887
Deferred tax liabilities:
ROU lease asset	142,245	125,937
Trade names and trademarks	28,556	28,753
Property and equipment depreciation	17,197	19,407
Charity licensing agreements	10,490	12,418
Inventory	3,397	3,116
Leasehold interests	2,386	3,856
Unrealized foreign exchange gain	113	4,405
Partnership tax deferral	—	2,037
Other	3,014	5,867
Deferred tax liabilities	207,398	205,796
Deferred tax assets (liabilities), net	$3,801	$(27,909)
As of December 28, 2024 and December 30, 2023, the Company did not have U.S. federal net operating loss carryforwards and had $11.4 million and $11.5 million, respectively, of U.S. state net operating loss carryforwards. These net operating loss carryforwards expire between 2028 and 2041. As of December 28, 2024, the Company had $0.3 million of federal foreign tax credit, no federal R&D credits and no other federal tax credits. As of December 30, 2023, the Company had $0.3 million federal foreign tax credit, no federal R&D tax credits and no other federal tax credits.
Section 382 of the Internal Revenue Code and similar state regulations, contain provisions that may limit certain tax attributes available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership within the meaning of Section 382.
The Company maintains a valuation allowance of $6.7 million and $3.6 million related to its Canadian and Australian operations, respectively. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized. Management evaluates and weighs all available positive and negative evidence such as historic results, projected future taxable income, future reversals of existing deferred tax liabilities, as well as prudent and feasible tax-planning strategies. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that the Company will realize the net benefits of its deferred tax assets, other than the deferred tax assets related to the unrealized foreign exchange loss in Canada and deferred tax assets in Australia for which a valuation allowance has been maintained due to uncertainties relating to their realization.

The differences between income taxes expected by applying the 21% U.S. federal statutory tax rate and the amount of income taxes provided for are as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Tax expense at statutory rate	$10,381	$9,887	$26,103
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	7,348	(2,996)	4,068
Section 162(m) limitation	6,648	11,229	—
Foreign rate differential	3,720	2,623	—
Withholding taxes	1,619	2,279	1,687
State taxes net of federal benefit	871	4,519	5,844
Tax impact of restructuring(1)	—	(31,340)	—
Impact of foreign currency translations	(619)	(1)	(67)
Change in tax rate	(878)	4	—
Stock-based compensation	(1,130)	1,590	(140)
GILTI / FDII(2)	(1,493)	(1,603)	(1,114)
Change in uncertain tax positions	(1,681)	—	—
Prior year true-up	(2,236)	4,205	(509)
Tax credits	(2,492)	(3,741)	(2,571)
Other	346	(2,691)	6,277
Income tax expense (benefit)	$20,404	$(6,036)	$39,578
(1)In October 2023 the Company underwent an internal legal entity restructuring.
(2)GILTI and FDII refer to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(in thousands)	2024	2023	2022
Beginning gross unrecognized tax benefits	$1,912	$1,912	$1,912
Increase related to prior year tax position	138	—	—
Decrease related to prior year tax position	(1,819)	—	—
Ending gross unrecognized tax benefits	$231	$1,912	$1,912
In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. As of December 28, 2024 the operations for tax years 2021 to 2024 remain subject to examination in the US federal jurisdiction, and the operations for tax years 2020 to 2024 remain subject to examination in Canada, Australia, and most US state jurisdictions. Although the outcome of tax audits is always uncertain, the Company has assessed the probable outcomes and potential exposure and believes that it has provided adequate amounts of tax, interest and penalties for any adjustments that may arise from these open tax years. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income.
In October 2023, the Company went through an internal legal entity restructuring. As a result of the restructuring, the Company’s deferred tax liability on the outside basis difference in these partnerships was reduced from $42.0 million as of December 31, 2022, to zero as of December 30, 2023 and December 28, 2024.

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
As of December 28, 2024, the Company had not recognized a deferred tax liability on the excess of the amount for financial reporting over the tax basis in the stock of certain foreign subsidiaries that is essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiaries or a disposal of the subsidiaries. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for fiscal year 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.
Note 16. Commitments and Contingencies
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 28, 2024. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 28, 2024 due to the material weakness in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with applicable rules and guidance. The Company’s management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 28, 2024 due to the material weakness in internal control over financial reporting, described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. These control deficiencies were a result of: IT control processes lacked sufficient documentation; insufficient training and accountability of certain individuals with IT expertise; and inadequate risk-assessment processes to identify and assess changes in IT environments and controls that could impact internal control over financial reporting. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.
The control deficiencies did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of this material weakness. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Management’s Remediation Activities
Remediation plan for material weakness in Internal Control over Financial Reporting
To address the material weakness over ITGCs, we have initiated and continue to execute on a plan to establish more robust processes to support our operating effectiveness of ITGCs, which includes the addition of information systems compliance personnel. In addition, we have engaged external advisors who are assisting in strengthening our ITGCs.
Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
We previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023, the following material weaknesses: (i) the sufficiency of technical accounting and SEC reporting expertise within our accounting and financial reporting function and (ii) the establishment and documentation of clearly defined roles within our finance and accounting functions.
In response, our management team implemented remediation steps to address the previously disclosed material weaknesses. We executed a plan to establish more robust processes to support our internal control over financial reporting, including the documentation of clearly defined roles and responsibilities. We hired more qualified personnel including a director of internal audit, a manager of internal audit, a director of SEC reporting, and a senior manager of SEC reporting. In addition, we engaged external advisors who provided financial accounting assistance. Finally, we delivered training on internal control over financial reporting throughout the accounting organization. Based on the steps implemented, management concluded that we have remediated the previously disclosed material weaknesses as of December 28, 2024.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weaknesses noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitations Over Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Savers Value Village, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Savers Value Village, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness resulting from ineffective information technology general controls in the areas of user access and program change-management over information technology systems that support the Company’s financial reporting processes was identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Boise, Idaho
February 21, 2025

Item 9B. Other Information
Rule 10b5-1 Plan Elections
During the fourth quarter of 2024, no executive officer or director adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and nominees for directorship is presented under the headings “Nominees for Election”, “Directors Continuing in Office” and “Director Qualifications” in our definitive proxy statement for use in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended December 28, 2024 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement and is incorporated herein by reference to this Form 10-K.
Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Nominating, Governance & Sustainability Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Compensation Discussion and Analysis”, “Compensation Tables”, and “Director Compensation,” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Equity Compensation Plan Information” and “Stock Ownership” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services is presented under the heading “Auditor Fees” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.

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
(3) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	7/3/2023

3.2	Amended and Restated Bylaws of the Company	8-K	3.2	7/3/2023

4.1	Amended of Restated Stockholders Agreement, dated as of July 3, 2023, by and among the Company and the other parties named therein	10-Q	4.1	8/11/2023

4.2	Registration Rights Agreement, dated as of July 3, 2023, by and among the Company and the other parties named therein	8-K	10.1	7/3/2023

4.3	Indenture, dated as of February 6, 2023, by and among Evergreen AcqCo 1 LP, TVI, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	S-1/A	4.3	2/8/2023

4.4	Description of Securities	10-K	4.4	3/8/2024

10.1	Form of Indemnification Agreement	S-1/A	10.1	5/11/2023

10.2	Fourth Amendment to Credit Agreement, dated as of June 27, 2024, by and among Evergreen Acqco 1 LP, as US Borrower, Value Village Canada Inc., as Canadian Borrower, S-Evergreen Holding Corp., as Holdings, Evergreen Acqco GP LLC, as Holdings GP, the other Guarantors party thereto, KKR Loan Administration Services LLC, as Administrative Agent and Collateral Agent and PNC Bank, National Association, as revolving agent (Conformed Agreement Included Herein).	8-K	10.1	6/28/2024

		Incorporated by Reference
10.3	Agreement for the Design, Manufacturing and Commissioning of a Centralized Processing Center CPC, dated as of July 24, 2020, by and between the Registrant and the other party named therein.	S-1	10.4	12/22/2021

10.4	Agreement for the Design, Manufacturing and Commissioning of a Books and Media Processing System, dated as of September 22, 2020, by and between the Registrant and the other party named therein.	S-1	10.5	12/22/2021

10.5#	Omnibus Incentive Compensation Plan	S-1/A	10.7	5/11/2023

10.6#	Form of Option Agreement under the Omnibus Incentive Compensation Plan	S-1/A	10.8	5/11/2023

10.7#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan	S-1/A	10.9	5/11/2023

10.8#	2024 Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan	10-Q	10.2	5/10/2024

10.9#	2024 Form of Option Agreement under the Omnibus Incentive Compensation Plan	10-Q	10.3	5/10/2024

10.10#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan for Non-Employee Directors	10-Q	10.4	5/10/2024

10.11#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan for 2025 Bonus Awards				X

10.12#	2019 Management Incentive Plan	S-1/A	10.10	5/11/2023

10.13#	Form of Option Agreement under the 2019 Management Incentive Plan	S-1/A	10.11	5/11/2023

10.14#	Employment Agreement by and between the Company and Mark Walsh	S-1/A	10.12	5/11/2023

10.15#	Form of Executive Employment Agreement				X

10.16#	Non-Qualified Deferred Compensation Plan	S-1/A	10.14	5/11/2023

10.17#	Form of Annual Bonus Plan	S-1/A	10.15	5/11/2023

19.1	Insider Trading Policy				X

21.1	Subsidiaries	10-K	21.1	3/8/2024

23.1	Consent of KPMG LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Incentive Compensation Recoupment Policy of Savers Value Village, Inc.	10-K	97.1	3/8/2024

Incorporated by Reference
101
The following financial statements from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2024, formatted in Inline XBRL (included within Exhibit 101).

________________________________________
#    Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Mark Walsh	Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Mark Walsh

/s/ Michael W. Maher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
Michael W. Maher

/s/ Aaron Rosen	Chairman of the Board of Directors	February 21, 2025
Aaron Rosen

/s/ Jordan Smith	Director	February 21, 2025
Jordan Smith

/s/ Robyn Collver	Director	February 21, 2025
Robyn Collver

/s/ William Allen	Director	February 21, 2025
William Allen

/s/ Duane Woods	Director	February 21, 2025
Duane Woods

/s/ Aina Konold	Director	February 21, 2025
Aina Konold

/s/ Kristy Pipes	Director	February 21, 2025
Kristy Pipes

/s/ Susan O’Farrell	Director	February 21, 2025
Susan O’Farrell