Form 10-Q
period 2025-03-29
Savers Value Village, Inc.
filed 2025-05-02
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

The registrant had outstanding 157,451,564 shares of common stock as of April 28, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including competition, growth and trends in our markets and industry; our strategies, outcomes and prospects; our expectations, beliefs, plans, objectives, assumptions; and future events or performance made in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
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
•risks associated with conducting business internationally, including challenges related to serving customers that are international manufacturers and suppliers, such as transportation and shipping challenges, regulatory risks in foreign jurisdictions (particularly in Canada, where we maintain extensive operations) and exchange rate risks, which we may not choose to fully hedge;
•the loss of, or disruption or interruption in the operations of, our centralized processing centers and other offsite processing locations;
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
•the outbreak of viruses or widespread illness, such as the COVID-19 pandemic, natural disasters or other highly disruptive events and regulatory responses thereto; and
•other factors set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.
These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely affect our business and financial performance.
Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made, and while we believe that information forms a reasonable basis for such statements, that information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Moreover, factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We are not under any obligation (and we specifically disclaim any such obligation) to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$370,145	$354,172
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	168,503	158,164
Salaries, wages and benefits	84,802	83,697
Selling, general and administrative	87,079	77,743
Depreciation and amortization	19,358	18,301
Total operating expenses	359,742	337,905
Operating income	10,403	16,267
Other expense (income):
Interest expense, net	14,814	16,076
(Gain) loss on foreign currency, net	(1,631)	956
Other expense, net	166	106
Loss on extinguishment of debt	2,718	4,088
Other expense, net	16,067	21,226
Loss before income taxes	(5,664)	(4,959)
Income tax benefit	(941)	(4,492)
Net loss	(4,723)	(467)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	632	(1,893)
Cash flow hedges	(2,636)	(825)
Other comprehensive loss	(2,004)	(2,718)
Comprehensive loss	$(6,727)	$(3,185)
Net loss per share, basic	$(0.03)	$(0.00)
Net loss per share, diluted	$(0.03)	$(0.00)
Basic weighted average shares outstanding	158,584	161,247
Diluted weighted average shares outstanding	158,584	161,247
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	March 29, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$73,019	$149,967
Trade receivables, net	17,823	16,761
Inventories	39,108	34,288
Prepaid expenses and other current assets	31,330	24,634
Derivative assets – current	3,045	4,574
Total current assets	164,325	230,224
Property and equipment, net	285,428	270,123
Right-of-use lease assets	572,800	552,762
Goodwill	667,126	665,465
Intangible assets, net	158,415	159,330
Deferred tax assets, net	7,404	3,801
Other assets	3,690	3,790
Total assets	$1,859,188	$1,885,495
Current liabilities:
Accounts payable and accrued liabilities	$78,552	$83,039
Accrued payroll and related taxes	49,016	52,252
Lease liabilities – current	93,731	89,809
Current portion of long-term debt	—	6,000
Total current liabilities	221,299	231,100
Long-term debt, net	699,278	735,133
Lease liabilities – non-current	492,664	472,343
Other liabilities	32,134	25,239
Total liabilities	1,445,375	1,463,815
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 157,857 and 159,164 shares issued and outstanding	—	—
Additional paid-in capital	668,667	657,906
Accumulated deficit	(267,075)	(250,451)
Accumulated other comprehensive income	12,221	14,225
Total stockholders’ equity	413,813	421,680
Total liabilities and stockholders’ equity	$1,859,188	$1,885,495
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	10,877	—	—	10,877
Stock issued under stock incentive plans, net	88	—	(116)	—	—	(116)
Repurchase of common stock under share repurchase program	(1,395)	—	—	(11,901)	—	(11,901)
Comprehensive loss	—	—	—	(4,723)	(2,004)	(6,727)
Balance at March 29, 2025	157,857	$—	$668,667	$(267,075)	$12,221	$413,813

Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation	—	—	19,129	—	—	19,129
Stock issued under stock incentive plans, net	1,275	—	2,958	—	—	2,958
Comprehensive loss	—	—	—	(467)	(2,718)	(3,185)
Balance at March 30, 2024	161,728	$—	$615,196	$(248,008)	$27,769	$394,957
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(4,723)	$(467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,536	19,129
Amortization of debt issuance costs and debt discount	1,420	1,401
Depreciation and amortization	19,358	18,301
Operating lease expense	34,029	31,450
Deferred income taxes, net	(3,589)	(20,811)
Loss on extinguishment of debt	2,718	4,088
Other items	(4,558)	(1,991)
Changes in operating assets and liabilities:
Trade receivables	(988)	(683)
Inventories	(4,715)	(2,590)
Prepaid expenses and other current assets	(6,935)	(6,291)
Accounts payable and accrued liabilities	(10,328)	1,234
Accrued payroll and related taxes	(4,068)	(20,465)
Operating lease liabilities	(29,822)	(29,283)
Other liabilities	1,084	1,178
Net cash provided by (used in) operating activities	419	(5,800)
Cash flows from investing activities:
Purchases of property and equipment	(20,583)	(22,494)
Settlement of derivative instruments, net	1,183	(59)
Net cash used in investing activities	(19,400)	(22,553)
Cash flows from financing activities:
Principal payments on long-term debt	(44,500)	(51,000)
Payment of debt issuance costs	—	(111)
Prepayment premium on extinguishment of debt	(1,335)	(1,485)
Proceeds from stock option exercises	54	2,958
Repurchase of common stock under share repurchase program	(11,842)	—
Repurchase of shares and shares withheld for taxes	(170)	—
Settlement of derivative instrument, net	—	2,362
Principal payments on finance lease liabilities	(700)	(346)
Net cash used in financing activities	(58,493)	(47,622)
Effect of exchange rate changes on cash and cash equivalents	526	(1,797)
Net change in cash and cash equivalents	(76,948)	(77,772)
Cash and cash equivalents at beginning of period	149,967	179,955
Cash and cash equivalents at end of period	$73,019	$102,183
Supplemental disclosures of cash flow information:
Interest paid on debt	$28,056	$32,057
Income taxes paid, net	$6,744	$4,584
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$7,532	$6,587
Repurchase of common stock not yet paid	$318	$—
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of March 29, 2025 and for the thirteen weeks ended March 29, 2025 and March 30, 2024, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at December 28, 2024, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 28, 2024, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Note 2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in the Company’s consolidated financial statements as of and for the fiscal year ended December 28, 2024.
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on available information and on various other assumptions that are believed to be reasonable under the circumstances. Certain items subject to such estimates and assumptions include, but are not limited to, the valuation of insurance reserves, impairment assessments associated with our goodwill and indefinite-lived intangible assets, and income taxes. Actual results could vary from those estimates under different assumptions or conditions.
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024
Retail sales	$350,759	$336,795
Wholesale sales	19,386	17,377
Total net sales	$370,145	$354,172

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
Note 3. 2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches Group, LLC (“2 Peaches”) for $5.4 million, which was comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches is a thrift store chain with seven locations in the Atlanta, Georgia, metropolitan area. The acquired stores are the Company’s first locations in the state of Georgia and will serve as a base for the Company’s entrance and expansion into the southeast region of the U.S.
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million requires us to make a future cash payment of up to $2.7 million upon achievement of specific milestones; the associated liability is classified in other liabilities in the unaudited interim Condensed Consolidated Balance Sheets. See Note 5. Fair Value Measurements for information on the fair value of the acquisition-related contingent consideration.
Note 4. Debt
Long-term debt consisted of the following:

(in thousands)	March 29, 2025	December 28, 2024
Senior Secured Notes	$401,000	$445,500
Term Loan Facility	315,756	315,756
Total face value of debt	716,756	761,256
Less: current portion of long-term debt	—	6,000
Less: unamortized debt issuance costs and debt discount	17,478	20,123
Long-term debt, net	$699,278	$735,133
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of the Senior Secured Notes, equal to 10% of the outstanding balance at December 28, 2024. In addition to paying accrued interest, the Company paid a premium of 3%, or $1.3 million, on the partial redemption. This transaction resulted in a loss on extinguishment of debt of $2.7 million.
As of March 29, 2025, there were no advances on the Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $124.1 million was available to borrow.

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at March 29, 2025:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,000	$—	$—	$11,000
Forward contracts	—	3,045	—	3,045
Total	$11,000	$3,045	$—	$14,045
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,674	$1,674
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at December 28, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,000	$—	$—	$57,000
Forward contracts	—	4,574	—	4,574
Total	$57,000	$4,574	$—	$61,574
Liabilities:
Acquisition-related contingent consideration	$—	$—	$2,000	$2,000
Money market funds, consisting of short-term deposits with an original maturity of three months or less, are valued based on quoted market prices of identical assets and are classified within level 1. Forward contracts are fair valued using independent valuation services, and the valuations are based on observable market data. As such, the forward contracts are classified within Level 2. The Company reviews the independent valuation and obtains an understanding of the methods used in pricing the instruments.

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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurement of the acquisition-related contingent consideration liability as of March 29, 2025:

Acquisition-Related Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range
Potential payment	Probability-weighted present value	Probability of payment	0% - 100%
		Discount rate	9.7%
		Projected years of payments	2026 - 2027
The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at December 28, 2024	$2,000
Change in fair value recorded in selling, general and administrative	(326)
Balance at March 29, 2025	$1,674
Other fair value disclosures
The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $417.7 million and $467.6 million at March 29, 2025 and December 28, 2024, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at March 29, 2025 and December 28, 2024.
Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both, and from time to time, may use interest rate swaps to manage the risk of changes in interest rates. The Company’s forward contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 5. Fair Value Measurements for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) and may also use cross currency swaps for the same reason. Forward contracts lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of March 29, 2025 and December 28, 2024, the Company’s forward contracts had USD equivalent notional amounts of $103.9 million and $102.5 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million. These cross currency swaps were not designated in hedging relationships.

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
The fair value of forward contracts were as follows:

(in thousands)	Balance Sheet Location	March 29, 2025	December 28, 2024
Forward contracts not designated as hedging instruments	Derivative asset – current	$3,045	$4,574
The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024
Loss (gain) on forward contracts recognized in (gain) loss on foreign currency, net	$345	$(271)
Gain on cross currency swaps recognized in (gain) loss on foreign currency, net	$—	$(5,614)
Gain on interest rate swaps recognized in interest expense, net	$(2,636)	$(3,024)
The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss), net of tax:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024
Gain recognized in other comprehensive loss	$—	$2,199
Gain reclassified from accumulated other comprehensive income into net loss	$2,636	$3,024
As of March 29, 2025 and December 28, 2024, the Company’s total deferred gain in accumulated other comprehensive income in the unaudited interim Condensed Consolidated Balance Sheets was $1.8 million and $4.4 million, respectively. Amounts reclassified from accumulated other comprehensive income into net loss are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss. Within the next 12 months, the Company estimates that an additional $1.8 million of gains recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.

Note 7. Segments
The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), assesses segment performance and makes resource allocation decisions based on the geographies in which it conducts its retail operations, and separately for its wholesale operations, each of which represents an operating segment. For disclosure purposes, U.S. Retail and Canada Retail were determined to be reportable segments. Neither the Company’s retail operations in Australia nor its wholesale operations meet the quantitative thresholds to be reported separately and since they do not share similar economic characteristics, they have been combined and disclosed within Other Profit. We do not separately present assets for our reportable segments because the Company’s CODM is not provided these amounts.
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss.
Beginning in the first quarter of fiscal year 2025, the Company revised its calculation of segment profit to include, among other things, lease expense as recognized under Topic 842, consistent with the information provided to the CODM. Previously, segment profit included cash-basis rent. Prior period amounts have been recast to reflect this change, resulting in a decrease in segment profit of $1.2 million for the U.S. Retail segment and $0.8 million for the Canada Retail segment for the thirteen weeks ended March 30, 2024.
Segment profit may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of operating income, net loss or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.

Our segment results are presented in the tables below. In each table, “Other profit” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Thirteen Weeks Ended March 29, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$210,765	$128,635	$339,400
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	97,833	56,118	153,951
Salaries, wages and benefits	31,744	17,369	49,113
Selling, general and administrative	42,190	29,832	72,022
Total segment expenses	171,767	103,319	275,086
Segment profit	$38,998	$25,316	64,314

Reconciliation of profit
Other profit			8,690
General corporate expenses			43,243
Depreciation and amortization			19,358
Operating income			10,403
Interest expense, net			14,814
Gain on foreign currency, net			(1,631)
Other expense, net			166
Loss on extinguishment of debt			2,718
Loss before income taxes			$(5,664)

	Thirteen Weeks Ended March 30, 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$192,580	$134,119	$326,699
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	88,072	57,829	145,901
Salaries, wages and benefits	28,028	16,028	44,056
Selling, general and administrative	35,859	25,549	61,408
Total segment expenses	151,959	99,406	251,365
Segment profit	$40,621	$34,713	75,334

Reconciliation of profit
Other profit			8,656
General corporate expenses			49,422
Depreciation and amortization			18,301
Operating income			16,267
Interest expense, net			16,076
Loss on foreign currency, net			956
Other expense, net			106
Loss on extinguishment of debt			4,088
Loss before income taxes			$(4,959)

Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common equivalent shares outstanding for the period under the treasury stock method.
Basic and diluted net loss per share were as follows:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 29, 2025	March 30, 2024
Numerator
Net loss	$(4,723)	$(467)
Denominator
Basic weighted average shares outstanding	158,584	161,247
Dilutive effect of employee stock options and awards	—	—
Diluted weighted average shares outstanding (1)	158,584	161,247
Net loss per share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)
(1)For the thirteen weeks ended March 29, 2025 and March 30, 2024, the calculation of diluted net loss per share excludes the effect of 12.6 million and 8.1 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive.
Note 9. Share Repurchases
During the thirteen weeks ended March 29, 2025, under our $50.0 million share repurchase program announced in November 2023, we repurchased 1.4 million shares at a weighted average price of $8.43 per share at a cost of $11.8 million, excluding the impact of commissions and excise tax on share repurchases. As of March 29, 2025, we had $6.4 million remaining under the share repurchase program. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable regulatory requirements.
Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended March 29, 2025 and March 30, 2024 was 16.6% and 90.6%, respectively. The effective tax rates differed from the federal statutory rate primarily due to stock-based compensation and Internal Revenue Code Section 162(m) excess compensation.
The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the thirteen weeks ended March 29, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited consolidated financial statements for the year ended December 28, 2024 and related notes included in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 (our “Annual Report”).
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operate a total of 353 stores under the Savers®, Value Village®, Value Village Boutique™, Village des Valeurs™, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of March 29, 2025, we had approximately 6.0 million total active members enrolled in our U.S. and Canadian loyalty programs who have shopped with us within the last twelve months, compared to approximately 5.5 million total active members as of March 30, 2024. Active members drove 72.6% of retail sales during the twelve months ended March 29, 2025, compared to 70.9% during the twelve months ended March 30, 2024.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 74.0% of our total pounds processed for the thirteen weeks ended March 29, 2025, compared to 71.9% for the thirteen weeks ended March 30, 2024.
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended March 29, 2025, we processed 262 million pounds of secondhand goods, compared to 238 million during the thirteen weeks ended March 30, 2024. We are actively implementing our offsite processing strategy which allows us to process goods at larger-scale facilities and distribute goods to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended March 29, 2025 (the “first quarter”). Comparisons are to the thirteen weeks ended March 30, 2024:
•Total Company net sales increased 4.5% to $370.1 million; constant-currency net sales increased 7.1%; and comparable store sales increased 2.8%.
•For the U.S., net sales increased 9.4% and comparable store sales increased 4.2%.
•For Canada, net sales decreased 4.1% due to the impact of foreign currency exchange rates; constant-currency net sales increased 2.2%; and comparable store sales increased 0.6%.
•Opened 2 new stores as planned, ending the first quarter with 353 stores.
•Net loss was $4.7 million, or $0.03 per diluted share, which included a $2.7 million pre-tax loss on extinguishment of debt. Net loss margin was 1.3%.
•Adjusted net income was $3.6 million, or $0.02 per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $42.8 million and Adjusted EBITDA margin was 11.6%. Changes in foreign currency exchange rates negatively impacted Adjusted EBITDA by $1.5 million during the first quarter.
•Total active members enrolled in our U.S. and Canadian loyalty programs increased high-single digits to nearly 6.0 million.

Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant-currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.
Recent Developments
Macroeconomic Conditions
There remains significant uncertainty in the current macroeconomic environment, driven by several factors, including global trade policies and tariffs. While we are not directly impacted by tariffs due to our hyper-local procurement model, in periods of perceived or actual unfavorable economic conditions, consumers may reallocate their discretionary spending, which may adversely impact demand for the Company’ products and our profitability.
Partial redemption of Senior Secured Notes
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of the Senior Secured Notes and paid accrued interest and a premium on the partial redemption.
Share repurchases
During the thirteen weeks ended March 29, 2025, under our $50.0 million share repurchase program announced in November 2023, we repurchased 1.4 million shares at a weighted average price of $8.43 per share at a cost of $11.8 million, excluding the impact of commissions and excise tax on share repurchases. As of March 29, 2025, we had $6.4 million remaining under the share repurchase program.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Comparable Store Sales (1)
U.S.	4.2%	2.3%
Canada	0.6%	(2.6)%
Total (2)	2.8%	0.3%
Number of Stores
U.S.	172	155
Canada	166	159
Total (2)	353	326
Other Metrics
Pounds processed (lbs mm)	262	238
OSDs and GreenDrop as a % of total pounds processed	74.0%	71.9%
Sales yield (3)	$1.38	$1.41
Cost of merchandise sold per pound processed	$0.64	$0.66
(1)Comparable store sales is the percentage change in comparable store sales over the comparable period in the prior fiscal year. Beginning in fiscal 2025, comparable store sales is defined as sales by stores that have been in operation for all or a portion of 14 months. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change. For the periods presented, comparable store sales exclude stores acquired from 2 Peaches Group, LLC (the “2 Peaches Acquisition”). Comparable store sales is measured in local currency for Canada, while total comparable store sales is measured on a currency neutral basis.
(2)Total comparable store sales and the total number of stores include our Australia retail locations, in addition to retail stores in the U.S. and Canada.
(3)We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis.
Comparable store sales
Comparable store sales provides us with visibility into top-line performance on a like-for-like basis excluding new stores as defined above and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended March 29, 2025, our comparable store sales increased 2.8%, primarily reflecting higher average basket. During the thirteen weeks ended March 30, 2024, our comparable store sales increased 0.3%, primarily reflecting an increase in average basket size and transactions in our U.S. Retail segment, partially offset by a decline in transactions in our Canada Retail segment.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing the number of stores in low-growth markets.
Our number of stores increased to 353 stores as of March 29, 2025, from 326 stores as of March 30, 2024. The increase in stores resulted from the opening of 10 net new stores in the U.S., seven net new stores in Canada and three new stores in Australia, as well as the addition of seven stores through the 2 Peaches Acquisition.

Pounds processed and supply mix
We define pounds processed as the total number of pounds of goods processed during the period, excluding furniture and other large items. This metric is an indicator of the amount of secondhand goods processed during the period and is typically a key driver of top-line sales growth. We process inventory by receiving goods directly from our NPPs or through OSDs and GreenDrop, sorting them, and placing them on the sales floor. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. We believe investors can use these metrics to assist in their evaluation of our sales growth and sales yield.
During the thirteen weeks ended March 29, 2025 and March 30, 2024, we processed 262 million and 238 million pounds of supply, respectively, of which 74.0% and 71.9% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for the thirteen weeks ended March 29, 2025 was $1.38, compared to $1.41 for the thirteen weeks ended March 30, 2024. The 2.1% decline in sales yield primarily reflects a decrease in items sold per pound processed, partially offset by items sold at higher price points.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024 was $0.64 and $0.66, respectively.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended
	March 29, 2025		March 30, 2024
(in thousands)	Amount	% of Sales	Amount	% of Sales
Net sales	$370,145	100.0%	$354,172	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	168,503	45.5	158,164	44.7
Salaries, wages and benefits	84,802	22.9	83,697	23.6
Selling, general and administrative	87,079	23.6	77,743	22.0
Depreciation and amortization	19,358	5.2	18,301	5.1
Total operating expenses	359,742	97.2	337,905	95.4
Operating income	10,403	2.8	16,267	4.6
Other expense (income):
Interest expense, net	14,814	4.0	16,076	4.5
(Gain) loss on foreign currency, net	(1,631)	(0.4)	956	0.3
Other expense, net	166	—	106	—
Loss on extinguishment of debt	2,718	0.7	4,088	1.2
Other expense, net	16,067	4.3	21,226	6.0
Loss before income taxes	(5,664)	(1.5)	(4,959)	(1.4)
Income tax benefit	(941)	(0.2)	(4,492)	(1.3)
Net loss	$(4,723)	(1.3)%	$(467)	(0.1)%
Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Retail sales	$350,759	$336,795	$13,964	4.1%
Wholesale sales	19,386	17,377	2,009	11.6%
Total net sales	$370,145	$354,172	$15,973	4.5%
Retail sales increased by $14.0 million, or 4.1%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The increase in retail sales resulted primarily from growth in our store base and a 2.8% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$168,503	$158,164	$10,339	6.5%
Cost of merchandise sold increased 80 basis points to 45.5% of net sales during the thirteen weeks ended March 29, 2025, compared to 44.7% for the thirteen weeks ended March 30, 2024. The 80 basis point increase primarily reflects the impact of new stores, partially offset by the favorable impact of year-over-year growth in OSD’s.
Personnel costs classified within cost of merchandise sold were $105.5 million during the thirteen weeks ended March 29, 2025, compared to $95.7 million during the thirteen weeks ended March 30, 2024. The $9.8 million increase in personnel costs resulted primarily from growth in our store base and the opening of new offsite processing facilities.
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
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Retail and wholesale	$52,703	$47,670	$5,033	10.6%
Corporate	32,099	36,027	(3,928)	(10.9)%
Total salaries, wages and benefits	$84,802	$83,697	$1,105	1.3%
Personnel costs for our retail and wholesale operations increased by $5.0 million, or 10.6%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The increase primarily reflects growth in our store base and an increase to annual incentive plan expense.
Personnel costs for our corporate employees decreased by $3.9 million, or 10.9%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024, primarily reflecting a $9.1 million decrease in IPO-related stock-based compensation expense, partially offset by an increase to annual incentive plan expense and non-IPO-related stock-based compensation expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Retail and wholesale	$75,935	$64,348	$11,587	18.0%
Corporate	11,144	13,395	(2,251)	(16.8)%
Total selling, general and administrative	$87,079	$77,743	$9,336	12.0%
SG&A for our retail and wholesale operations increased by $11.6 million, or 18.0%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The increase resulted primarily from growth in our store base, rent and utilities, routine maintenance costs and pre-opening expenses.
Corporate SG&A decreased by $2.3 million, or 16.8%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The decrease primarily reflects a decrease in professional services and marketing expenses.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Depreciation and amortization	$19,358	$18,301	$1,057	5.8%
The increase in depreciation and amortization resulted primarily from investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Interest expense, net	$16,030	$17,699	$(1,669)	(9.4)%
Amortization of debt issuance cost and debt discount	1,420	1,401	19	1.4%
Gain on interest rate swaps	(2,636)	(3,024)	388	(12.8)%
Total interest expense, net	$14,814	$16,076	$(1,262)	(7.9)%
The decrease in interest expense, net was primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 8.3% from $802.6 million during the thirteen weeks ended March 30, 2024 to $736.3 million during the thirteen weeks ended March 29, 2025 due to debt repayments. Over the same period, the weighted average interest rate decreased 70 basis points from 9.73% to 9.03%. This decrease was due to a decrease in interest rates affecting amounts borrowed under our Term Loan Facility.

(Gain) loss on foreign currency, net
The following table presents (gain) loss on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
(Gain) loss on foreign currency remeasurement	$(1,976)	$6,841	$(8,817)	n/m
Loss (gain) on derivative instruments	345	(5,885)	6,230	n/m
Total (gain) loss on foreign currency, net	$(1,631)	$956	$(2,587)	n/m
n/m - not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended March 29, 2025, the USD weakened against the CAD relative to December 28, 2024, resulting in remeasurement gains of $2.0 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $0.3 million during the thirteen weeks ended March 29, 2025 on derivative instruments we use to manage foreign currency exchange rate risk.
During the thirteen weeks ended March 30, 2024, the USD strengthened against the CAD relative to December 30, 2023, resulting in remeasurement losses of $6.8 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $5.9 million during the thirteen weeks ended March 30, 2024 on derivative instruments we use to manage foreign currency exchange rate risk.
Other expense, net
The following table presents other expense, net:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Other expense, net	$166	$106	$60	56.6%
Other expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Loss on extinguishment of debt	$2,718	$4,088	$(1,370)	(33.5)%
During the thirteen weeks ended March 29, 2025, we redeemed $44.5 million aggregate principal amount of the Senior Secured Notes, resulting in a loss on debt extinguishment of $2.7 million.
During the thirteen weeks ended March 30, 2024, loss on debt extinguishment of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of the Senior Secured Notes on March 4, 2024.

Income tax benefit
The following table presents income tax benefit:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Income tax benefit	$(941)	$(4,492)	$3,551	(79.1)%
For the thirteen weeks ended March 29, 2025, we recorded an income tax benefit of $0.9 million on loss before income taxes of $5.7 million, resulting in an effective tax rate of 16.6%. For the thirteen weeks ended March 30, 2024, we recorded $4.5 million of income tax benefit on loss before income taxes of $5.0 million, resulting in an effective tax rate of 90.6%. The decrease in our income tax benefit resulted primarily from a tax shortfall in stock-based compensation recognized during the thirteen weeks ended March 29, 2025, compared to a windfall tax benefit recorded during the thirteen weeks ended March 30, 2024.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales:
U.S. Retail	$210,765	$192,580	$18,185	9.4%
Canada Retail	128,635	134,119	(5,484)	(4.1)%
Total segment sales	$339,400	$326,699	$12,701	3.9%
Segment profit:
U.S. Retail	$38,998	$40,621	$(1,623)	(4.0)%
Canada Retail	$25,316	$34,713	$(9,397)	(27.1)%
U.S. Retail
U.S. Retail sales increased by $18.2 million, or 9.4%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The increase in U.S. Retail sales resulted from growth in our store base, as well as a 4.2% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit decreased by $1.6 million, or 4.0%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The decrease in U.S. Retail segment profit primarily reflects growth in our store base, including pre-opening expenses of $0.4 million, partially offset by an increase in profit from our comparable stores.
Canada Retail
Canada Retail sales decreased by $5.5 million, or 4.1%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024, due to the impact of foreign currency exchange rates, partially offset by growth in our store base and a 0.6% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket, partially offset by a decline in transactions.
Canada Retail segment profit decreased by $9.4 million, or 27.1%, during the thirteen weeks ended March 29, 2025, compared to the thirteen weeks ended March 30, 2024. The decrease in Canada Retail segment profit primarily reflects deleverage of expenses as a percentage of net sales on comparable store sales.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. We also present the following non-GAAP financial measures: Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and constant-currency net sales. In the discussion that follows, we provide definitions and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental to, and in addition to, the financial measures presented in this Quarterly Report that are calculated and presented in accordance with GAAP. These non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this Quarterly Report. These non-GAAP financial measures may differ from, and therefore may not be directly comparable to, similarly-titled measures used by other companies.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. We have included these non-GAAP financial measures as these are key measures used by our management and our board of directors to evaluate our operating performance and the effectiveness of our business strategies, make budgeting decisions and evaluate compensation decisions. The Company presents Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because it considers these meaningful measures to share with investors as they best allow comparison of the performance of one period with that of another period. In addition, by presenting Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, the Company provides investors with management’s perspective of the Company’s operating performance.
Adjusted net income is defined as net loss excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, foreign currency exchange rate impacts, certain other adjustments, the tax effect on the above adjustments and the excess tax shortfall (benefit) from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by adjusted diluted weighted average common shares outstanding.
Adjusted EBITDA is defined as net loss excluding the impact of interest expense, net, income tax benefit, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, lease intangible asset expense, transaction costs, foreign currency exchange rate impacts and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net loss and GAAP net loss per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024
Net loss:
Net loss	$(4,723)	$(467)
Loss on extinguishment of debt (1)(2)	2,718	4,088
IPO-related stock-based compensation expense (1)(3)	8,879	17,993
Transaction costs (1)(4)	—	2,257
Foreign currency exchange rate impacts (1)(5)	(486)	956
Other adjustments (1)(6)	(327)	2
Tax effect on adjustments (7)	(2,664)	(6,122)
Excess tax shortfall (benefit) from stock-based compensation	218	(3,028)
Adjusted net income	$3,615	$15,679

Net loss per share, diluted (8):
Net loss per share, diluted	$(0.03)	$(0.00)
Loss on extinguishment of debt (1)(2)	0.02	0.02
IPO-related stock-based compensation expense (1)(3)	0.05	0.11
Transaction costs (1)(4)	—	0.01
Foreign currency exchange rate impacts (1)(5)	—	0.01
Other adjustments (1)(6)	—	—
Tax effect on adjustments (7)	(0.02)	(0.04)
Excess tax shortfall (benefit) from stock-based compensation	—	(0.02)
Adjusted net income per diluted share	$0.02	$0.09
(1)Presented pre-tax.
(2)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024 and the partial redemption of our Senior Secured Notes on March 4, 2024 and February 6, 2025.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps, and unrealized (gains) losses on forward contracts. Beginning in fiscal 2025, this line does not include realized (gains) losses on forward contracts. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change.
(6)Other adjustments for the thirteen weeks ended March 29, 2025 includes a change in the fair value of acquisition-related contingent consideration.
(7)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
(8)For the thirteen weeks ended March 29, 2025 and March 30, 2024, Adjusted net income per diluted share includes 5.6 million and 6.8 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.

A reconciliation of GAAP net loss to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Net loss	$(4,723)	$(467)
Interest expense, net	14,814	16,076
Income tax benefit	(941)	(4,492)
Depreciation and amortization	19,358	18,301
Loss on extinguishment of debt (1)	2,718	4,088
Stock-based compensation expense (2)	11,536	19,129
Lease intangible asset expense (3)	833	877
Transaction costs (4)	—	2,257
Foreign currency exchange rate impacts (5)	(486)	956
Other adjustments (6)	(327)	2
Adjusted EBITDA	$42,782	$56,727
Net loss margin	(1.3)%	(0.1)%
Adjusted EBITDA margin	11.6%	16.0%
(1)Removes the effects of the loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024 and the partial redemption of our Senior Secured Notes on March 4, 2024 and February 6, 2025.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents lease expense associated with acquired lease intangibles. Prior to the adoption of Topic 842, this expense was included within depreciation and amortization.
(4)Transaction costs are comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps, and unrealized (gains) losses on forward contracts. Beginning in fiscal 2025, this line does not include realized (gains) losses on forward contracts. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change.
(6)Other adjustments for the thirteen weeks ended March 29, 2025 includes a change in the fair value of acquisition-related contingent consideration.
Constant currency
The Company reports certain operating results on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates used to translate the Company's operating results for all countries where the functional currency is not the USD into the USD. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, given the Company's significant operations in Canada, the Company's financial results are affected positively by a weakening of the USD against the CAD and are affected negatively by a strengthening of the USD against the CAD. References to operating results on a constant-currency basis indicate operating results without the impact of foreign currency exchange rate fluctuations.
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

Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended March 29, 2025, as compared to the thirteen weeks ended March 30, 2024, the USD was stronger relative to the CAD and the Australian dollar (“AUD”), which resulted in an unfavorable impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
March 29, 2025
U.S. Retail	$210,765	$—	$210,765	$18,185	9.4%
Canada Retail	128,635	8,434	137,069	2,950	2.2%
Other	30,745	713	31,458	3,985	14.5%
Total net sales	$370,145	$9,147	$379,292	$25,120	7.1%
March 30, 2024
U.S. Retail	$192,580	n/a	$192,580	n/a	n/a
Canada Retail	134,119	n/a	134,119	n/a	n/a
Other	27,473	n/a	27,473	n/a	n/a
Total net sales	$354,172	n/a	$354,172	n/a	n/a
n/a - not applicable

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily with cash generated by operating activities and proceeds from debt issuances. Although we do not anticipate paying any cash dividends in the foreseeable future, any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock under our share repurchase program, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of March 29, 2025, $124.1 million was available to borrow under the Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 4. Debt to our unaudited interim condensed consolidated financial statements for details of our debt.

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
Cash Flows
Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024
The following table summarizes our cash flows:

	Thirteen Weeks Ended
(in thousands)	March 29, 2025	March 30, 2024
Net cash provided by (used in) operating activities	$419	$(5,800)
Net cash used in investing activities	(19,400)	(22,553)
Net cash used in financing activities	(58,493)	(47,622)
Effect of exchange rate changes on cash and cash equivalents	526	(1,797)
Net change in cash and cash equivalents	$(76,948)	$(77,772)
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the thirteen weeks ended March 29, 2025 was $0.4 million, compared to net cash used in operating activities of $5.8 million for the thirteen weeks ended March 30, 2024. The $6.2 million increase is primarily due to a $15.0 million decrease in annual incentive plan payments, partially offset by reduced operating income. We also experienced additional net cash outflows from operating activities related to movements in our working capital balances during the quarter, which were not individually significant.
Net cash used in changes in operating assets and liabilities during the thirteen weeks ended March 29, 2025 consisted primarily of a $29.8 million change in operating lease liabilities, a $10.3 million change in accounts payable and accrued liabilities and a $6.9 million change in prepaid expenses and other current assets. The change in operating lease liabilities resulted from lease payments. The change in accounts payable and accrued liabilities resulted primarily from interest payments on the Senior Secured Notes, which are due every February 15 and August 15 through maturity. As of December 28, 2024, we had an interest accrual of $16.1 million on the Senior Secured Notes which was paid in February 2025. As of March 29, 2025, we had accrued $4.6 million which will be paid in August 2025. The change in prepaid expenses and other current assets is primarily a result of an increase in prepaid taxes.
Net cash used in changes in operating assets and liabilities during the thirteen weeks ended March 30, 2024 consisted primarily of a $29.3 million change in operating lease liabilities, a $20.5 million change in accrued payroll and related taxes and a $6.3 million change in prepaid expenses and other current assets. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we accrued $24.4 million which was paid during the first quarter of fiscal 2024. As of March 30, 2024, we accrued $3.8 million for employee incentive compensation, the majority of which was paid during the first quarter of fiscal 2025. The change in prepaid expenses and other current assets is primarily a result of an increase in prepaid taxes.

Net cash used in investing activities
Net cash used in investing activities was $19.4 million for the thirteen weeks ended March 29, 2025 and $22.6 million for the thirteen weeks ended March 30, 2024. Expenditure in both periods consisted primarily of investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Net cash used in financing activities
Net cash used in financing activities was $58.5 million for the thirteen weeks ended March 29, 2025 which consisted primarily of a $44.5 million principal payment on the Senior Secured Notes and $11.8 million of share repurchases under our share repurchase program.
Net cash used in financing activities was $47.6 million for the thirteen weeks ended March 30, 2024 and consisted primarily of $51.0 million of principal payments on our long-term debt, partially offset by $3.0 million of proceeds from stock option exercises and $2.4 million from the settlement of a derivative instrument.
Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. Preparation of our unaudited interim condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the assumptions and estimates, as set forth in our 2024 Annual Report on Form 10-K, associated with the impairment assessments of our goodwill and indefinite-lived intangible assets and income taxes have the greatest potential impact on our unaudited interim condensed consolidated financial statements. Accordingly, we believe these policies are most critical to aid in fully understanding and evaluating our unaudited interim condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as disclosed in our 2024 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our Notes to Interim Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We may manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential statement of operations, cash flow, and market exposures. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to Note 6. Derivative Financial Instruments for additional information.

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of March 29, 2025, we had variable rate borrowings on the Term Loan Facility of $315.8 million and no advances under our Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of March 29, 2025.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the thirteen weeks ended March 29, 2025, approximately 40.3% of our net sales were denominated in a currency other than the USD. For the thirteen weeks ended March 29, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $13.7 million (and vice versa). A hypothetical 10% change in the relative fair value of the USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis.
At March 29, 2025, the entire $315.8 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These variable rate borrowings expose the Company to remeasurement risk. For the thirteen weeks ended March 29, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $28.7 million. For the thirteen weeks ended March 29, 2025, a hypothetical 10% weakening of the USD to the CAD would increase net income by $35.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 29, 2025. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 29, 2025 due to the material weakness in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
As previously reported in our Annual Report on Form 10-K filed with the SEC on February 21, 2025, we have identified a material weakness in internal control over financial reporting. The material weakness resulted from ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. These control deficiencies were a result of: IT control processes lacked sufficient documentation; insufficient training and accountability of certain individuals with IT expertise; and inadequate risk-assessment processes to identify and assess changes in IT environments and controls that could impact internal control over financial reporting. As a result, process level automated controls that are dependent on the affected IT environment and manual controls that rely on system-generated data or reports from the affected IT environment were ineffective because they could have been adversely impacted.

Management Remediation Activities
To address the material weakness over ITGCs, we have initiated and continue to execute on a plan to establish more robust processes to support our design and operating effectiveness of ITGCs, which includes the addition of information systems compliance personnel. In addition, we have engaged external advisors who are assisting in strengthening our ITGCs.
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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2025. There have been no material changes from the risk factors previously disclosed. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
December 29, 2024 to January 25, 2025	366,039	$10.01	366,039	$14,466
January 25, 2025 to February 22, 2025	210,317	10.05	210,317	12,352
February 23, 2025 to March 29, 2025	843,973	7.29	819,059	6,366
Total	1,420,329	8.40	1,395,415
(a) Total number of shares purchased includes 24,914 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. There was $6.4 million remaining under the share repurchase program as of March 29, 2025.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the first quarter of 2025, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Mindy Geisser, Chief People Services Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on March 10, 2025. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 140,000 shares of Savers common stock. The plan becomes effective on July 3, 2025 and expires on January 2, 2026, or upon earlier completion of all authorized transactions under the plan.
Richard Medway, General Counsel, Chief Compliance Officer, Chief Sustainability Officer and Secretary, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on March 10, 2025. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 160,000 shares of Savers common stock. The plan becomes effective on July 16, 2025 and expires on January 16, 2026, or upon earlier completion of all authorized transactions under the plan.

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
10.1#	Form of Annual Bonus Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 29, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 29, 2025, formatted in Inline XBRL (included within Exhibit 101).
____________
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 02, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)