Form 10-Q
period 2025-06-28
Savers Value Village, Inc.
filed 2025-07-31
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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

The registrant had outstanding 155,555,984 shares of common stock as of July 28, 2025.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$417,208	$386,663	$787,353	$740,835
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	186,878	162,626	355,381	320,790
Salaries, wages and benefits	86,993	90,955	171,795	174,652
Selling, general and administrative	88,412	83,486	175,491	161,229
Depreciation and amortization	20,904	17,380	40,262	35,681
Total operating expenses	383,187	354,447	742,929	692,352
Operating income	34,021	32,216	44,424	48,483
Other expense (income):
Interest expense, net	15,985	15,767	30,799	31,843
(Gain) loss on foreign currency, net	(8,611)	940	(10,242)	1,896
Other expense (income), net	37	(496)	203	(390)
Loss on extinguishment of debt	—	—	2,718	4,088
Other expense, net	7,411	16,211	23,478	37,437
Income before income taxes	26,610	16,005	20,946	11,046
Income tax expense	7,693	6,293	6,752	1,801
Net income	18,917	9,712	14,194	9,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,209	(681)	4,841	(2,574)
Cash flow hedges	(1,796)	(2,515)	(4,432)	(3,340)
Other comprehensive income (loss)	2,413	(3,196)	409	(5,914)
Comprehensive income	$21,330	$6,516	$14,603	$3,331
Net income per share, basic	$0.12	$0.06	$0.09	$0.06
Net income per share, diluted	$0.12	$0.06	$0.09	$0.06
Basic weighted average shares outstanding	156,464	161,788	157,524	161,518
Diluted weighted average shares outstanding	162,393	168,010	163,297	168,020
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	June 28, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$70,550	$149,967
Trade receivables, net	19,205	16,761
Inventories	42,850	34,288
Prepaid expenses and other current assets	38,054	24,634
Derivative assets – current	24	4,574
Total current assets	170,683	230,224
Property and equipment, net	309,082	270,123
Right-of-use lease assets	609,440	552,762
Goodwill	678,895	665,465
Intangible assets, net	155,758	159,330
Deferred tax assets, net	9,377	3,801
Other assets	5,886	3,790
Total assets	$1,939,121	$1,885,495
Current liabilities:
Accounts payable and accrued liabilities	$90,783	$83,039
Accrued payroll and related taxes	61,349	52,252
Lease liabilities – current	96,573	89,809
Current portion of long-term debt	—	6,000
Total current liabilities	248,705	231,100
Long-term debt, net	700,526	735,133
Lease liabilities – non-current	529,624	472,343
Other liabilities	36,792	25,239
Total liabilities	1,515,647	1,463,815
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 155,397 and 159,164 shares issued and outstanding	—	—
Additional paid-in capital	680,808	657,906
Accumulated deficit	(271,968)	(250,451)
Accumulated other comprehensive income	14,634	14,225
Total stockholders’ equity	423,474	421,680
Total liabilities and stockholders’ equity	$1,939,121	$1,885,495
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at March 29, 2025	157,857	$—	$668,667	$(267,075)	$12,221	$413,813
Stock-based compensation	—	—	11,805	—	—	11,805
Stock issued under stock incentive plans, net	237	—	336	—	—	336
Repurchase of common stock	(2,697)	—	—	(23,810)	—	(23,810)
Comprehensive income	—	—	—	18,917	2,413	21,330
Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474

Balance at March 30, 2024	161,728	$—	$615,196	$(248,008)	$27,769	$394,957
Stock-based compensation	—	—	21,650	—	—	21,650
Stock issued under stock incentive plans, net	262	—	(352)	—	—	(352)
Repurchase of common stock	(288)	—	—	(3,316)	—	(3,316)
Comprehensive income (loss)	—	—	—	9,712	(3,196)	6,516
Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	22,682	—	—	22,682
Stock issued under stock incentive plans, net	325	—	220	—	—	220
Repurchase of common stock	(4,092)	—	—	(35,711)	—	(35,711)
Comprehensive income	—	—	—	14,194	409	14,603
Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474

Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation	—	—	40,779	—	—	40,779
Stock issued under stock incentive plans, net	1,537	—	2,606	—	—	2,606
Repurchase of common stock	(288)	—	—	(3,316)	—	(3,316)
Comprehensive income (loss)	—	—	—	9,245	(5,914)	3,331
Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$14,194	$9,245
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	23,965	40,779
Amortization of debt issuance costs and debt discount	2,826	2,755
Depreciation and amortization	40,262	35,681
Operating lease expense	69,427	63,593
Deferred income taxes, net	(5,416)	(20,631)
Loss on extinguishment of debt	2,718	4,088
Other items	(15,923)	(3,931)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(2,144)	(1,838)
Inventories	(7,717)	(4,315)
Prepaid expenses and other assets	(13,172)	(12,270)
Accounts payable and accrued liabilities	(2,449)	14,197
Accrued payroll and related taxes	6,447	(14,658)
Operating lease liabilities	(62,247)	(59,981)
Other liabilities	4,094	1,852
Net cash provided by operating activities	54,865	54,566
Cash flows from investing activities:
Purchases of property and equipment	(53,145)	(53,284)
Business acquisition, net of cash acquired	—	(2,856)
Settlement of derivative instruments, net	1,838	28,136
Purchase of marketable securities	(2,864)	—
Proceeds from sale of marketable securities	292	—
Net cash used in investing activities	(53,879)	(28,004)
Cash flows from financing activities:
Principal payments on long-term debt	(44,500)	(52,500)
Payment of debt issuance costs	—	(1,004)
Prepayment premium on extinguishment of debt	(1,335)	(1,485)
Proceeds from stock option exercises	411	3,139
Repurchase of common stock	(35,646)	(2,866)
Shares withheld for taxes	(191)	(40)
Settlement of derivative instrument, net	—	11,925
Principal payments on finance lease liabilities	(1,672)	(705)
Net cash used in financing activities	(82,933)	(43,536)
Effect of exchange rate changes on cash and cash equivalents	2,530	(2,330)
Net change in cash and cash equivalents	(79,417)	(19,304)
Cash and cash equivalents at beginning of period	149,967	179,955
Cash and cash equivalents at end of period	$70,550	$160,651
Supplemental disclosures of cash flow information:
Interest paid on debt	$34,483	$39,385
Income taxes paid, net	$27,859	$21,233
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$8,331	$4,535
Repurchase of common stock not yet paid	$332	$450
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of June 28, 2025 and for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at December 28, 2024, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 28, 2024, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Secondary offering
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (“Ares”) and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statement of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025.
In connection with the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a total cost of approximately $20.0 million, excluding excise tax, at a price per share equal to the price per share paid by the underwriters to the Selling Stockholders (the “Concurrent Share Repurchase”). The underwriters did not receive any compensation for the shares repurchased by the Company. See Note 9. Share Repurchases for further details.
As of June 28, 2025, Ares owned approximately 75.6% of the Company’s outstanding common stock.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Retail sales	$396,430	$367,922	$747,189	$704,717
Wholesale sales	20,778	18,741	40,164	36,118
Total net sales	$417,208	$386,663	$787,353	$740,835
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

Note 4. Debt
Long-term debt consisted of the following:

(in thousands)	June 28, 2025	December 28, 2024
Senior Secured Notes	$401,000	$445,500
Term Loan Facility	315,756	315,756
Total face value of debt	716,756	761,256
Less: current portion of long-term debt	—	6,000
Less: unamortized debt issuance costs and debt discount	16,230	20,123
Long-term debt, net	$700,526	$735,133
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of the Senior Secured Notes, equal to 10% of the outstanding balance at December 28, 2024. In addition to paying accrued interest, the Company paid a premium of 3%, or $1.3 million, on the partial redemption. This transaction resulted in a loss on extinguishment of debt of $2.7 million.
As of June 28, 2025, there were no advances on the Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $124.1 million was available to borrow.

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at June 28, 2025:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,172	$—	$—	$3,172
Marketable securities (1)	2,665	—	—	2,665
Forward contracts	—	24	—	24
Total	$5,837	$24	$—	$5,861
Liabilities:
Forward contracts	$—	$1,881	$—	$1,881
Acquisition-related contingent consideration	—	—	788	788
Total	$—	$1,881	$788	$2,669
(1)Represents investments held in a rabbi trust associated with the Company’s deferred compensation plan which is included in “Prepaid expenses and other current assets” and “Other assets” in the accompanying unaudited interim Condensed Consolidated Balance Sheets.
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

Money market funds, consisting of short-term deposits with an original maturity of three months or less, are valued based on quoted market prices of identical assets and are classified within Level 1. Marketable securities are deferred compensation investments measured at fair value using unadjusted quoted market prices available from national securities exchanges and are classified within Level 1.
Forward contracts are fair valued using independent valuation services, and the valuations are based on observable market data. As such, the forward contracts are classified within Level 2. The Company reviews the independent valuation and obtains an understanding of the methods used in pricing the instruments.
The fair value of the acquisition-related contingent consideration liability is measured using the probability-weighted present value of the potential payment. The probability-weighted present value of the potential payment is based on significant unobservable inputs, including management estimates and assumptions. Accordingly, the fair value of acquisition-related contingent consideration has been classified within Level 3.
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurement of the acquisition-related contingent consideration liability as of June 28, 2025:

Acquisition-Related Contingent Consideration Liability	Valuation Technique	Unobservable Inputs	Range
Potential payment	Probability-weighted present value	Probability of payment	0% - 100%
		Discount rate	9.6%
		Projected years of payments	2026 - 2027
The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at December 28, 2024	$2,000
Change in fair value recorded in selling, general and administrative	(326)
Balance at March 29, 2025	1,674
Change in fair value recorded in selling, general and administrative	(886)
Balance at June 28, 2025	$788
Other fair value disclosures
The fair value of the Company’s Senior Secured Notes, based on Level 1 inputs, was $421.0 million and $467.6 million at June 28, 2025 and December 28, 2024, respectively. The fair value of borrowings under the Company’s Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at June 28, 2025 and December 28, 2024.
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

Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) and may also use cross currency swaps for the same reason. Forward contracts lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of June 28, 2025 and December 28, 2024, the Company’s forward contracts had USD equivalent notional amounts of $105.4 million and $102.5 million, respectively. In April 2024, the Company terminated its cross currency swaps, resulting in net proceeds of $28.1 million. These cross currency swaps were not designated in hedging relationships.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company may from time to time manage its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company previously entered into two interest rate swaps that were designated as cash flow hedges. In April 2024, the Company terminated its interest rate swaps, resulting in net proceeds of $10.3 million. All amounts deferred into accumulated other comprehensive income prior to termination have been amortized to interest expense, net through May 2025, being the original maturity date of the interest rate swaps.
The fair value of forward contracts were as follows:

(in thousands)	Balance Sheet Location	June 28, 2025	December 28, 2024
Forward contracts not designated as hedging instruments	Derivative asset – current	$24	$4,574
Forward contracts not designated as hedging instruments	Accounts payable and accrued liabilities	$1,881	$—
The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss (gain) on forward contracts recognized in (gain) loss on foreign currency, net	$4,248	$(189)	$4,593	$(460)
Gain on cross currency swaps recognized in (gain) loss on foreign currency, net	$—	$(2,033)	$—	$(7,647)
Gain on interest rate swaps recognized in interest expense, net	$(1,796)	$(2,680)	$(4,432)	$(5,704)
The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss), net of tax:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gain recognized in other comprehensive income (loss)	$—	$165	$—	$2,364
Gain reclassified from accumulated other comprehensive income into net income	$1,796	$2,680	$4,432	$5,704

As of May 2025, the entirety of the deferred gain recognized within accumulated other comprehensive income from the interest rate swap had been reclassified as a decrease in interest expense, net. As of December 28, 2024, the Company’s total deferred gain in accumulated other comprehensive income in the unaudited interim Condensed Consolidated Balance Sheets was $4.4 million. Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income.
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
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income.
Beginning in the first quarter of fiscal 2025, the Company revised its calculation of segment profit to include, among other things, lease expense as recognized under Topic 842, consistent with the information provided to the CODM. Previously, segment profit included cash-basis rent. Prior period amounts have been recast to reflect this change, resulting in a decrease in segment profit of $3.8 million for the U.S. Retail segment and an increase of $0.1 million for the Canada Retail segment for the thirteen weeks ended June 29, 2024. For the twenty-six weeks ended June 29, 2024, the recast resulted in a decrease in segment profit of $5.0 million for the U.S. Retail segment and a decrease of $0.7 million for the Canada Retail segment.
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

	Thirteen Weeks Ended June 28, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$228,833	$154,956	$383,789
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	104,090	66,400	170,490
Salaries, wages and benefits	32,396	19,203	51,599
Selling, general and administrative	43,834	29,878	73,712
Total segment expenses	180,320	115,481	295,801
Segment profit	$48,513	$39,475	87,988

Reconciliation of profit
Other profit			8,689
General corporate expenses			41,752
Depreciation and amortization			20,904
Operating income			34,021
Interest expense, net			15,985
Gain on foreign currency, net			(8,611)
Other expense, net			37
Income before income taxes			$26,610

	Thirteen Weeks Ended June 29, 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$207,068	$149,836	$356,904
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	90,562	57,889	148,451
Salaries, wages and benefits	28,874	18,445	47,319
Selling, general and administrative	39,574	29,424	68,998
Total segment expenses	159,010	105,758	264,768
Segment profit	$48,058	$44,078	92,136

Reconciliation of profit
Other profit			8,423
General corporate expenses			50,963
Depreciation and amortization			17,380
Operating income			32,216
Interest expense, net			15,767
Loss on foreign currency, net			940
Other income, net			(496)
Income before income taxes			$16,005

	Twenty-Six Weeks Ended June 28, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$439,598	$283,591	$723,189
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	201,923	122,518	324,441
Salaries, wages and benefits	64,140	36,572	100,712
Selling, general and administrative	86,024	59,710	145,734
Total segment expenses	352,087	218,800	570,887
Segment profit	$87,511	$64,791	152,302

Reconciliation of profit
Other profit			17,379
General corporate expenses			84,995
Depreciation and amortization			40,262
Operating income			44,424
Interest expense, net			30,799
Gain on foreign currency, net			(10,242)
Other expense, net			203
Loss on extinguishment of debt			2,718
Income before income taxes			$20,946

	Twenty-Six Weeks Ended June 29, 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$399,648	$283,955	$683,603
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	178,634	115,718	294,352
Salaries, wages and benefits	56,902	34,473	91,375
Selling, general and administrative	75,433	54,973	130,406
Total segment expenses	310,969	205,164	516,133
Segment profit	$88,679	$78,791	167,470

Reconciliation of profit
Other profit			17,079
General corporate expenses			100,385
Depreciation and amortization			35,681
Operating income			48,483
Interest expense, net			31,843
Loss on foreign currency, net			1,896
Other income, net			(390)
Loss on extinguishment of debt			4,088
Income before income taxes			$11,046

Note 8. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common equivalent shares outstanding for the period under the treasury stock method.
Basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator
Net income	$18,917	$9,712	$14,194	$9,245
Denominator
Basic weighted average shares outstanding	156,464	161,788	157,524	161,518
Dilutive effect of employee stock options and awards	5,929	6,222	5,773	6,502
Diluted weighted average shares outstanding (1)	162,393	168,010	163,297	168,020
Net income per share
Basic	$0.12	$0.06	$0.09	$0.06
Diluted	$0.12	$0.06	$0.09	$0.06
(1)For the thirteen and twenty-six weeks ended June 28, 2025, the calculation of diluted net income per share excludes the effect of 8.2 million and 7.6 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive. For the thirteen and twenty-six weeks ended June 29, 2024, the calculation of diluted net income per share excludes the effect of 3.5 million and 2.4 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive.
Note 9. Share Repurchases
Concurrent share repurchase
As part of the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the Concurrent Share Repurchase from its existing cash on hand and it was not part of its existing share repurchase program authorized in November 2023.
Share repurchase authorization
In November 2023, the Company authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The share repurchase program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified, or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable regulatory requirements.
During the thirteen and twenty-six weeks ended June 28, 2025, the Company repurchased 0.4 million and 1.8 million shares, respectively, at a weighted average price of $8.17 and $8.37, respectively, and a total cost of $3.6 million and $15.3 million, respectively, excluding commissions and excise tax. During the thirteen and twenty-six weeks ended June 29, 2024, the Company repurchased 0.3 million shares at a weighted average price of $11.51 and a total cost of approximately $3.3 million, excluding commissions and excise tax. As of June 28, 2025, the Company had $2.8 million remaining under the share repurchase program.

Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended June 28, 2025 and June 29, 2024 was 28.9% and 39.3%, respectively. The effective tax rate for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was 32.2% and 16.3%, respectively. The effective tax rates differed from the federal statutory rate primarily due to stock-based compensation and Internal Revenue Code Section 162(m) excess compensation.
In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This typically results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. As of June 28, 2025, the Company had a $15.7 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim Condensed Consolidated Balance Sheets.
The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the thirteen and twenty-six weeks ended June 28, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which encompasses a broad range of tax reform provisions affecting businesses, including extensions and modifications of certain provisions of the Tax Cuts & Jobs Act (“TCJA”). The OBBBA also makes some key elements of the TCJA permanent, including 100% bonus depreciation, domestic research cost expensing, and deductibility of business interest expense. Under GAAP, the effect of such tax legislation changes is required to be recognized in the period of enactment. As the OBBBA was signed into law after the Company’s current period-end date, the financial statements as of June 28, 2025 do not reflect the effects of the new tax legislation. However, we are currently evaluating the impact of the tax reform and the results of such evaluation will be recorded in our results of operations, financial position and cash flows in the reporting periods in which such provisions are effective.
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operate a total of 354 stores under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of June 28, 2025, we had over 6.0 million total active members enrolled in our U.S. and Canadian loyalty programs who have shopped with us within the last twelve months, compared to approximately 5.7 million total active members as of June 29, 2024. Active members drove 72.6% of retail sales during the twelve months ended June 28, 2025, compared to 71.5% during the twelve months ended June 29, 2024.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly complex parts of thrift operations—supply and processing, retail, and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 78.5% of our total pounds processed for the thirteen weeks ended June 28, 2025, compared to 78.3% for the thirteen weeks ended June 29, 2024. OSDs and GreenDrop accounted for 76.3% of our total pounds processed for the twenty-six weeks ended June 28, 2025, compared to 75.2% for the twenty-six weeks ended June 29, 2024.
•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop locations: Attended donation stations that collect donations of items made by individuals to our NPPs at convenient and well-signed brick and mortar and trailer locations in neighborhoods surrounding a store. On behalf of our NPPs, we solicit, collect and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended June 28, 2025, we processed 279 million pounds of secondhand goods, compared to 254 million during the thirteen weeks ended June 29, 2024. During the twenty-six weeks ended June 28, 2025, we processed 541 million pounds of secondhand goods, compared to 492 million during the twenty-six weeks ended June 29, 2024. We are actively implementing our offsite processing strategy which allows us to process goods at larger-scale facilities and distribute goods to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended June 28, 2025 (the “second quarter”). Comparisons are to the thirteen weeks ended June 29, 2024:
•Total Company net sales increased 7.9% to $417.2 million; constant-currency net sales increased 8.5%; and comparable store sales increased 4.6%.
•For the U.S., net sales increased 10.5% and comparable store sales increased 6.2%.
•For Canada, net sales increased 3.4%; constant-currency net sales increased 4.7%; and comparable store sales increased 2.6%.
•Opened 4 new stores, ending the second quarter with 354 stores.
•Net income was $18.9 million, or $0.12 per diluted share, and net income margin was 4.5%.
•Adjusted net income was $22.8 million, or $0.14 per diluted share.

•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $68.8 million and Adjusted EBITDA margin was 16.5%. Changes in foreign currency exchange rates negatively impacted Adjusted EBITDA by $0.4 million during the second quarter.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant-currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.
Recent Developments
Macroeconomic conditions
There remains significant uncertainty in the current macroeconomic environment, driven by several factors, including global trade policies and tariffs. While the Company is not directly impacted by tariffs due to its hyper-local procurement model, in periods of perceived or actual unfavorable economic conditions, consumers may reallocate their discretionary spending, which may adversely impact demand for the Company’ products and its profitability.
Secondary offering
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (“Ares”) and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statement of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025.
As part of the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the share repurchase from its existing cash on hand and it was not part of its existing share repurchase program authorized in November 2023.
As of June 28, 2025, Ares owned approximately 75.6% of the Company’s outstanding common stock.
Share repurchase authorization
During the thirteen and twenty-six weeks ended June 28, 2025 under its $50 million share repurchase program announced in November 2023, the Company repurchased 0.4 million and 1.8 million shares, respectively, at a weighted average price of $8.17 and $8.37, respectively, and a total cost of $3.6 million and $15.3 million, respectively, excluding commissions and excise tax. As of June 28, 2025, the Company had $2.8 million remaining under the share repurchase program.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes our key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Comparable Store Sales (1)
U.S.	6.2%	2.1%	5.2%	2.2%
Canada	2.6%	(3.1)%	1.7%	(2.9)%
Total (2)	4.6%	(0.1)%	3.7%	0.1%
Number of Stores
U.S.	171	165	171	165
Canada	167	159	167	159
Total (2)	354	337	354	337
Other Metrics
Pounds processed (lbs mm)	279	254	541	492
OSDs and GreenDrop as a % of total pounds processed	78.5%	78.3%	76.3%	75.2%
Sales yield (3)	$1.46	$1.46	$1.42	$1.44
Cost of merchandise sold per pound processed	$0.67	$0.64	$0.66	$0.65
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
During the thirteen weeks ended June 28, 2025, our comparable store sales increased 4.6%, primarily reflecting higher average basket and transactions. During the thirteen weeks ended June 29, 2024, our comparable store sales decreased 0.1%, primarily reflecting a decrease in transactions and average basket in our Canada Retail segment, largely offset by higher transactions and average basket in our U.S. Retail segment.
During the twenty-six weeks ended June 28, 2025, our comparable store sales increased 3.7%, primarily reflecting higher average basket and transactions. During the twenty-six weeks ended June 29, 2024, our comparable store sales increased 0.1%, primarily reflecting higher average basket and transactions in our U.S. Retail segment, largely offset by a decrease in transactions and average basket in our Canada Retail segment.

Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing the number of stores in low-growth markets.
Our number of stores increased to 354 stores as of June 28, 2025, from 337 stores as of June 29, 2024. The increase in stores resulted from the opening of six net new stores in the U.S., eight net new stores in Canada and three new stores in Australia.
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
During the thirteen weeks ended June 28, 2025 and June 29, 2024, we processed 279 million and 254 million pounds of supply, respectively, of which 78.5% and 78.3% was comprised of supply from OSDs and GreenDrop, respectively.
During the twenty-six weeks ended June 28, 2025 and June 29, 2024, we processed 541 million and 492 million pounds of supply, respectively, of which 76.3% and 75.2% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for the thirteen weeks ended June 28, 2025 was consistent with the thirteen weeks ended June 29, 2024 at $1.46.
Our sales yield for the twenty-six weeks ended June 28, 2025 was $1.42, compared to $1.44 for the twenty-six weeks ended June 29, 2024. The 1.4% decline in sales yield primarily reflects a decrease in items sold per pound processed, partially offset by items sold at higher price points.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended June 28, 2025 and the thirteen weeks ended June 29, 2024 was $0.67 and $0.64, respectively.
Cost of merchandise sold per pound processed during the twenty-six weeks ended June 28, 2025 and the twenty-six weeks ended June 29, 2024 was $0.66 and $0.65, respectively.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$417,208	100.0%	$386,663	100.0%	$787,353	100.0%	$740,835	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	186,878	44.8	162,626	42.1	355,381	45.1	320,790	43.3
Salaries, wages and benefits	86,993	20.8	90,955	23.5	171,795	21.9	174,652	23.6
Selling, general and administrative	88,412	21.2	83,486	21.6	175,491	22.3	161,229	21.8
Depreciation and amortization	20,904	5.0	17,380	4.5	40,262	5.1	35,681	4.8
Total operating expenses	383,187	91.8	354,447	91.7	742,929	94.4	692,352	93.5
Operating income	34,021	8.2	32,216	8.3	44,424	5.6	48,483	6.5
Other expense (income):
Interest expense, net	15,985	3.8	15,767	4.1	30,799	3.9	31,843	4.3
(Gain) loss on foreign currency, net	(8,611)	(2.0)	940	0.2	(10,242)	(1.3)	1,896	0.3
Other expense (income), net	37	—	(496)	(0.1)	203	—	(390)	(0.1)
Loss on extinguishment of debt	—	—	—	—	2,718	0.3	4,088	0.5
Other expense, net	7,411	1.8	16,211	4.2	23,478	2.9	37,437	5.0
Income before income taxes	26,610	6.4	16,005	4.1	20,946	2.7	11,046	1.5
Income tax expense	7,693	1.9	6,293	1.6	6,752	0.9	1,801	0.3
Net income	$18,917	4.5%	$9,712	2.5%	$14,194	1.8%	$9,245	1.2%

Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail sales	$396,430	$367,922	$28,508	7.7%
Wholesale sales	20,778	18,741	2,037	10.9%
Total net sales	$417,208	$386,663	$30,545	7.9%
Retail sales increased by $28.5 million, or 7.7%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase in retail sales resulted primarily from growth in our store base and a 4.6% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$186,878	$162,626	$24,252	14.9%
Cost of merchandise sold increased 270 basis points to 44.8% of net sales during the thirteen weeks ended June 28, 2025, compared to 42.1% for the thirteen weeks ended June 29, 2024. The 270 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales in Canada due to higher processing and the impact of new stores, partially offset by the favorable impact of year-over-year growth in OSD’s.
Personnel costs classified within cost of merchandise sold were $113.5 million during the thirteen weeks ended June 28, 2025, compared to $96.7 million during the thirteen weeks ended June 29, 2024. The $16.8 million increase in personnel costs resulted primarily from growth in our store base, increased labor to support higher processing, the opening of new offsite processing facilities and elevated wage rates.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail and wholesale	$55,501	$50,715	$4,786	9.4%
Corporate	31,492	40,240	(8,748)	(21.7)%
Total salaries, wages and benefits	$86,993	$90,955	$(3,962)	(4.4)%
Personnel costs for our retail and wholesale operations increased by $4.8 million, or 9.4%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase primarily reflects growth in our store base, higher wages and an increase to annual incentive plan expense.
Personnel costs for our corporate employees decreased by $8.7 million, or 21.7%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024, primarily reflecting a $10.9 million decrease in IPO-related stock-based compensation expense, partially offset by an increase in non-IPO-related stock-based compensation expense and annual incentive plan expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail and wholesale	$78,152	$72,763	$5,389	7.4%
Corporate	10,260	10,723	(463)	(4.3)%
Total selling, general and administrative	$88,412	$83,486	$4,926	5.9%
SG&A for our retail and wholesale operations increased by $5.4 million, or 7.4%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase resulted primarily from growth in our store base.
Corporate SG&A decreased by $0.5 million, or 4.3%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The decrease primarily reflects a decrease in marketing expenses, partially offset by an increase in professional services which includes costs associated with the Offering.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Depreciation and amortization	$20,904	$17,380	$3,524	20.3%
The increase in depreciation and amortization resulted primarily from accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment. In addition, the increase reflects continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Interest expense, net	$16,375	$17,093	$(718)	(4.2)%
Amortization of debt issuance cost and debt discount	1,406	1,354	52	3.8%
Gain on interest rate swaps	(1,796)	(2,680)	884	(33.0)%
Total interest expense, net	$15,985	$15,767	$218	1.4%
The increase in interest expense, net was primarily due to a decrease in the gain on interest rate swaps of $0.9 million as the remaining deferred gain recognized within accumulated other comprehensive income from the interest rate swap was reclassified as of May 2025. This was offset by a decrease in interest expense, net primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 6.4% from $765.7 million during the thirteen weeks ended June 29, 2024 to $716.8 million during the thirteen weeks ended June 28, 2025 due to debt repayments. Over the same period, the weighted average interest rate decreased 46 basis points from 9.46% to 9.00%. This decrease was due to a decrease in interest rates affecting amounts borrowed under our Term Loan Facility.

(Gain) loss on foreign currency, net
The following table presents (gain) loss on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
(Gain) loss on foreign currency remeasurement	$(12,859)	$3,162	$(16,021)	n/m
Loss (gain) on derivative instruments	4,248	(2,222)	6,470	n/m
Total (gain) loss on foreign currency, net	$(8,611)	$940	$(9,551)	n/m
n/m - not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended June 28, 2025, the USD weakened against the CAD relative to March 29, 2025, resulting in remeasurement gains of $12.9 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $4.2 million during the thirteen weeks ended June 28, 2025 on derivative instruments we use to manage foreign currency exchange rate risk.
During the thirteen weeks ended June 29, 2024, the USD strengthened against the CAD relative to March 30, 2024, resulting in remeasurement losses of $3.2 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $2.2 million during the thirteen weeks ended June 29, 2024 on derivative instruments we use to manage foreign currency exchange rate risk.
Other expense (income), net
The following table presents other expense (income), net:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Other expense (income), net	$37	$(496)	$533	n/m
n/m – not meaningful
Other expense (income), net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Income tax expense	$7,693	$6,293	$1,400	22.2%
For the thirteen weeks ended June 28, 2025, we recorded an income tax expense of $7.7 million on income before income taxes of $26.6 million, resulting in an effective tax rate of 28.9%. For the thirteen weeks ended June 29, 2024, we recorded income tax expense of $6.3 million on income before income taxes of $16.0 million, resulting in an effective tax rate of 39.3%. The decrease in our effective tax rate was primarily driven by reduced executive compensation subject to limitation under Internal Revenue Code Section 162(m).

Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales:
U.S. Retail	$228,833	$207,068	$21,765	10.5%
Canada Retail	154,956	149,836	5,120	3.4%
Total segment sales	$383,789	$356,904	$26,885	7.5%
Segment profit:
U.S. Retail	$48,513	$48,058	$455	0.9%
Canada Retail	$39,475	$44,078	$(4,603)	(10.4)%
U.S. Retail
U.S. Retail sales increased by $21.8 million, or 10.5%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase in U.S. Retail sales resulted from a 6.2% increase in comparable store sales, as well as growth in our store base. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit increased by $0.5 million, or 0.9%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase in U.S. Retail segment profit primarily reflects an increase in profit from our comparable stores, largely offset by the impact of new stores.
Canada Retail
Canada Retail sales increased by $5.1 million, or 3.4%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The increase in Canada Retail sales resulted from growth in our store base and a 2.6% increase in comparable store sales, partially offset by the impact of foreign currency exchange rates. The increase in comparable store sales was primarily driven by higher average basket.
Canada Retail segment profit decreased by $4.6 million, or 10.4%, during the thirteen weeks ended June 28, 2025, compared to the thirteen weeks ended June 29, 2024. The decrease in Canada Retail segment profit primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales.
Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024
Net sales
The following table presents net sales:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail sales	$747,189	$704,717	$42,472	6.0%
Wholesale sales	40,164	36,118	4,046	11.2%
Total net sales	$787,353	$740,835	$46,518	6.3%
Retail sales increased by $42.5 million, or 6.0%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The increase in retail sales resulted primarily from growth in our store base and a 3.7% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$355,381	$320,790	$34,591	10.8%
Cost of merchandise sold increased 180 basis points to 45.1% of net sales during the twenty-six weeks ended June 28, 2025, compared to 43.3% for the twenty-six weeks ended June 29, 2024. The 180 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales in Canada due to higher processing and the impact of new stores, partially offset by the favorable impact of year-over-year growth in OSD’s.
Personnel costs classified within cost of merchandise sold were $219.0 million during the twenty-six weeks ended June 28, 2025, compared to $192.4 million during the twenty-six weeks ended June 29, 2024. The $26.6 million increase in personnel costs resulted primarily from growth in our store base, increased labor to support higher processing, the opening of new offsite processing facilities and elevated wage rates.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail and wholesale	$108,204	$98,385	$9,819	10.0%
Corporate	63,591	76,267	(12,676)	(16.6)%
Total salaries, wages and benefits	$171,795	$174,652	$(2,857)	(1.6)%
Personnel costs for our retail and wholesale operations increased by $9.8 million, or 10.0%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The increase primarily reflects growth in our store base and an increase to annual incentive plan expense.
Personnel costs for our corporate employees decreased by $12.7 million, or 16.6%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024, primarily reflecting a $20.0 million decrease in IPO-related stock-based compensation expense, partially offset by an increase in non-IPO-related stock-based compensation expense and annual incentive plan expense.
Selling, general and administrative
The following table presents SG&A:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Retail and wholesale	$154,087	$137,111	$16,976	12.4%
Corporate	21,404	24,118	(2,714)	(11.3)%
Total selling, general and administrative	$175,491	$161,229	$14,262	8.8%
SG&A for our retail and wholesale operations increased by $17.0 million, or 12.4%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The increase resulted primarily from growth in our store base, rent and utilities and routine maintenance costs.
Corporate SG&A decreased by $2.7 million, or 11.3%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The decrease primarily reflects a decrease in marketing, professional services, and repairs and maintenance expenses.

Depreciation and amortization
The following table presents depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Depreciation and amortization	$40,262	$35,681	$4,581	12.8%
The increase in depreciation and amortization resulted primarily from accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment. In addition, the increase reflects continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Interest expense, net	$32,405	$34,792	$(2,387)	(6.9)%
Amortization of debt issuance cost and debt discount	2,826	2,755	71	2.6%
Gain on interest rate swaps	(4,432)	(5,704)	1,272	(22.3)%
Total interest expense, net	$30,799	$31,843	$(1,044)	(3.3)%
The decrease in interest expense, net was primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 7.4% from $784.2 million during the twenty-six weeks ended June 29, 2024 to $726.5 million during the twenty-six weeks ended June 28, 2025 due to debt repayments. Over the same period, the weighted average interest rate decreased 54 basis points from 9.56% to 9.02%. This decrease was due to a decrease in interest rates affecting amounts borrowed under our Term Loan Facility.
(Gain) loss on foreign currency, net
The following table presents (gain) loss on foreign currency, net:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
(Gain) loss on foreign currency remeasurement	$(14,835)	$10,003	$(24,838)	n/m
Loss (gain) on derivative instruments	4,593	(8,107)	12,700	n/m
Total (gain) loss on foreign currency, net	$(10,242)	$1,896	$(12,138)	n/m
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the CAD relative to the USD. During the twenty-six weeks ended June 28, 2025, the USD weakened against the CAD relative to December 28, 2024, resulting in remeasurement gains of $14.8 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $4.6 million during the twenty-six weeks ended June 28, 2025 on derivative instruments we use to manage foreign currency exchange rate risk.

During the twenty-six weeks ended June 29, 2024, the USD strengthened against the CAD relative to December 30, 2023, resulting in remeasurement losses of $10.0 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $8.1 million during the twenty-six weeks ended June 29, 2024 on derivative instruments we use to manage foreign currency exchange rate risk.
Other expense (income), net
The following table presents other expense (income), net:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Other expense (income), net	$203	$(390)	$593	n/m
n/m – not meaningful
Other expense (income), net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Loss on extinguishment of debt	$2,718	$4,088	$(1,370)	(33.5)%
During the twenty-six weeks ended June 28, 2025, we redeemed $44.5 million aggregate principal amount of the Senior Secured Notes, resulting in a loss on debt extinguishment of $2.7 million.
During the twenty-six weeks ended June 29, 2024, loss on extinguishment of debt of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of the Senior Secured Notes on March 4, 2024.
Income tax expense
The following table presents income tax expense:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Income tax expense	$6,752	$1,801	$4,951	n/m
n/m – not meaningful
During the twenty-six weeks ended June 28, 2025, we recorded income tax expense of $6.8 million on income before income taxes of $20.9 million, resulting in an effective tax rate of 32.2%. During the twenty-six weeks ended June 29, 2024, we recorded income tax expense of $1.8 million on income before income taxes of $11.0 million, resulting in an effective income tax rate of 16.3%. The increase in our effective tax rate resulted primarily from a tax shortfall in stock-based compensation recognized during the twenty-six weeks ended June 28, 2025, compared to a windfall tax benefit recorded during the twenty-six weeks ended June 29, 2024.

Segment results
The following table presents net sales and profit by segment:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales:
U.S. Retail	$439,598	$399,648	$39,950	10.0%
Canada Retail	283,591	283,955	(364)	(0.1)%
Total segment sales	$723,189	$683,603	$39,586	5.8%
Segment profit:
U.S. Retail	$87,511	$88,679	$(1,168)	(1.3)%
Canada Retail	$64,791	$78,791	$(14,000)	(17.8)%
U.S. Retail
U.S. Retail sales increased by $40.0 million, or 10.0%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The increase in U.S. Retail sales resulted from growth in our store base, as well as a 5.2% increase in comparable store sales. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit decreased by $1.2 million, or 1.3%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024. The decrease in U.S. Retail segment profit primarily reflects the impact of new stores, largely offset by an increase in profit from our comparable stores.
Canada Retail
Canada Retail sales decreased by $0.4 million, or 0.1%, during the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024, due to the impact of foreign currency exchange rates, largely offset by growth in our store base and a 1.7% increase in comparable store sales. The increase in comparable store sales was primarily driven by higher average basket.
Canada Retail segment profit decreased by $14.0 million, or 17.8%, during the twenty-six weeks ended June 28, 2025, compared to twenty-six weeks ended June 29, 2024. The decrease in segment profit primarily reflects deleverage of expenses as a percentage of net sales on comparable store sales.
Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. We also present the following non-GAAP financial measures: Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and constant-currency net sales. In the discussion that follows, we provide definitions and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental to, and in addition to, the financial measures presented in this Quarterly Report that are calculated and presented in accordance with GAAP. These non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this Quarterly Report. These non-GAAP financial measures may differ from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

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
Adjusted net income is defined as net income excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, foreign currency exchange rate impacts, executive transition costs, certain other adjustments, the tax effect on the above adjustments and the excess tax shortfall (benefit) from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by diluted weighted average common shares outstanding.
Adjusted EBITDA is defined as net income excluding the impact of interest expense, net, income tax expense, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, lease intangible asset expense, executive transition costs, transaction costs, foreign currency exchange rate impacts and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net income and GAAP net income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Adjusted net income:
Net income	$18,917	$9,712	$14,194	$9,245
Loss on extinguishment of debt (1)(2)	—	—	2,718	4,088
IPO-related stock-based compensation expense (1)(3)	8,870	19,732	17,749	37,725
Transaction costs (1)(4)	1,205	350	1,205	2,607
Foreign currency exchange rate impacts (1)(5)	(8,513)	940	(8,999)	1,896
Executive transition costs (1)(6)	—	610	—	610
Other adjustments (1)(7)	2,580	(713)	2,253	(711)
Tax effect on adjustments (8)	(555)	(4,192)	(3,219)	(10,314)
Excess tax shortfall (benefit) from stock-based compensation	248	262	466	(2,766)
Adjusted net income	$22,752	$26,701	$26,367	$42,380

Adjusted net income per share - diluted:
Net income per share, diluted	$0.12	$0.06	$0.09	$0.06
Loss on extinguishment of debt (1)(2)	—	—	0.02	0.02
IPO-related stock-based compensation expense (1)(3)	0.05	0.12	0.11	0.22
Transaction costs (1)(4)	0.01	—	0.01	0.02
Foreign currency exchange rate impacts (1)(5)	(0.05)	0.01	(0.06)	0.01
Executive transition costs (1)(6)	—	—	—	—
Other adjustments (1)(7)	0.02	—	0.01	—
Tax effect on adjustments (8)	—	(0.02)	(0.02)	(0.06)
Excess tax shortfall (benefit) from stock-based compensation	—	—	—	(0.02)
Adjusted net income per diluted share*	$0.14	$0.16	$0.16	$0.25
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effects of the loss on extinguishment of debt in relation to the partial redemption of our Senior Secured Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
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
(7)The thirteen and twenty-six weeks ended June 28, 2025 include accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment. In addition, the thirteen and twenty-six weeks ended June 28, 2025 include a reduction to the fair value of acquisition-related contingent consideration of $0.9 million and $1.2 million, respectively. The thirteen and twenty-six weeks ended June 29, 2024 include insurance proceeds of $0.7 million.

(8)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.

A reconciliation of GAAP net income to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$18,917	$9,712	$14,194	$9,245
Interest expense, net	15,985	15,767	30,799	31,843
Income tax expense	7,693	6,293	6,752	1,801
Depreciation and amortization	20,904	17,380	40,262	35,681
Loss on extinguishment of debt (1)	—	—	2,718	4,088
Stock-based compensation expense (2)	12,429	21,650	23,965	40,779
Lease intangible asset expense (3)	852	904	1,685	1,781
Executive transition costs (4)	—	610	—	610
Transaction costs (5)	1,205	350	1,205	2,607
Foreign currency exchange rate impacts (6)	(8,513)	940	(8,999)	1,896
Other adjustments (7)	(686)	(713)	(1,013)	(711)
Adjusted EBITDA	$68,786	$72,893	$111,568	$129,620
Net income margin	4.5%	2.5%	1.8%	1.2%
Adjusted EBITDA margin	16.5%	18.9%	14.2%	17.5%
(1)Removes the effects of the loss on extinguishment of debt in relation to the partial redemption of our Senior Secured Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the Term Loan Facility on January 30, 2024.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents lease expense associated with acquired lease intangibles. Prior to the adoption of Topic 842, this expense was included within depreciation and amortization.
(4)Represents severance costs associated with executive leadership changes.
(5)Comprised of non-capitalizable expenses related to offering costs, debt transactions and acquisitions.
(6)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps, and unrealized (gains) losses on forward contracts. Beginning in fiscal 2025, this line does not include realized (gains) losses on forward contracts. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change.
(7)The thirteen and twenty-six weeks ended June 28, 2025 include a reduction to the fair value of acquisition-related contingent consideration of $0.9 million and $1.2 million, respectively. The thirteen and twenty-six weeks ended June 29, 2024 include insurance proceeds of $0.7 million.
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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended June 28, 2025, as compared to the thirteen weeks ended June 29, 2024, the USD was stronger relative to the CAD and the Australian dollar (“AUD”), which resulted in an unfavorable impact on our operating results. During the twenty-six weeks ended June 28, 2025, as compared to the twenty-six weeks ended June 29, 2024, the USD was stronger relative to the CAD and the AUD, which resulted in an unfavorable impact on our operating results.The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
June 28, 2025
U.S. Retail	$228,833	$—	$228,833	$21,765	10.5%
Canada Retail	154,956	1,884	156,840	7,004	4.7%
Other	33,419	384	33,803	4,044	13.6%
Total net sales	$417,208	$2,268	$419,476	$32,813	8.5%
June 29, 2024
U.S. Retail	$207,068	n/a	$207,068	n/a	n/a
Canada Retail	149,836	n/a	149,836	n/a	n/a
Other	29,759	n/a	29,759	n/a	n/a
Total net sales	$386,663	n/a	$386,663	n/a	n/a

	Twenty-Six Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
June 28, 2025
U.S. Retail	$439,598	$—	$439,598	$39,950	10.0%
Canada Retail	283,591	10,482	294,073	10,118	3.6%
Other	64,164	1,094	65,258	8,026	14.0%
Total net sales	$787,353	$11,576	$798,929	$58,094	7.8%
June 29, 2024
U.S. Retail	$399,648	n/a	$399,648	n/a	n/a
Canada Retail	283,955	n/a	283,955	n/a	n/a
Other	57,232	n/a	57,232	n/a	n/a
Total net sales	$740,835	n/a	$740,835	n/a	n/a
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
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our Revolving Credit Facility. As of June 28, 2025, $124.1 million was available to borrow under the Revolving Credit Facility.
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

Cash Flows
Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024
The following table summarizes our cash flows:

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$54,865	$54,566
Net cash used in investing activities	(53,879)	(28,004)
Net cash used in financing activities	(82,933)	(43,536)
Effect of exchange rate changes on cash and cash equivalents	2,530	(2,330)
Net change in cash and cash equivalents	$(79,417)	$(19,304)
Net cash provided by operating activities
Net cash provided by operating activities for the twenty-six weeks ended June 28, 2025 was $54.9 million, compared to $54.6 million for the twenty-six weeks ended June 29, 2024. Net cash provided by operating activities remained relatively consistent for the twenty-six weeks ended June 28, 2025, compared to the twenty-six weeks ended June 29, 2024, primarily reflecting steady operational performance and effective working capital management.
Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended June 28, 2025 consisted primarily of a $62.2 million change in operating lease liabilities and a $13.2 million change in prepaid expenses and other assets. The change in operating lease liabilities resulted from lease payments. The change in prepaid expenses and other assets is primarily a result of an increase in prepaid taxes.
Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended June 29, 2024 consisted primarily of a $60.0 million change in operating lease liabilities, a $14.7 million change in accrued payroll and related taxes, a $14.2 million change in accounts payable and accrued liabilities, and a $12.3 million change in prepaid expenses and other assets. The change in operating lease liabilities resulted from the payment towards our lease liabilities. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we accrued $24.4 million which was paid during the first quarter of fiscal year 2024. As of June 29, 2024, we accrued $6.5 million for employee incentive compensation, the majority of which we paid during the first quarter of fiscal year 2025. The change in accounts payable and accrued liabilities resulted primarily from an increase in Canadian income taxes payable. The change in prepaid expenses and other assets is primarily a result of an increase in prepaid U.S. income taxes.
Net cash used in investing activities
Net cash used in investing activities was $53.9 million for the twenty-six weeks ended June 28, 2025 which consisted primarily of $53.1 million of expenditures related to investments in new stores, offsite processing, information technology and capital maintenance expenditures, as well as $2.9 million of purchases of marketable securities related to the Company’s deferred compensation plan.
Net cash used in investing activities was $28.0 million for the twenty-six weeks ended June 29, 2024 which consisted primarily of $53.3 million of expenditures related to investments in new stores, offsite processing, information technology and capital maintenance expenditures, as well as a net payment of $2.9 million related to the 2 Peaches Acquisition. Net cash used in investing activities further includes proceeds of $28.1 million related to the termination of the Company’s cross currency swaps in April 2024.
Net cash used in financing activities
Net cash used in financing activities was $82.9 million for the twenty-six weeks ended June 28, 2025 which consisted primarily of a $44.5 million principal payment on the Senior Secured Notes and $35.6 million of repurchases of common stock.

Net cash used in financing activities was $43.5 million for the twenty-six weeks ended June 29, 2024 and consisted primarily of $52.5 million of principal payments on our long-term debt, partially offset by $11.9 million related to the settlement of an interest rate swap with an other-than-insignificant financing element at inception, including $9.6 million related to the April 2024 termination of the aforementioned interest rate swap.
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

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of June 28, 2025, we had variable rate borrowings on the Term Loan Facility of $315.8 million and no advances under our Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $3.2 million over 12 months based on amounts outstanding and interest rates in effect as of June 28, 2025.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the twenty-six weeks ended June 28, 2025, approximately 41.6% of our net sales were denominated in a currency other than the USD. For the twenty-six weeks ended June 28, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $27.4 million and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $33.5 million. A hypothetical 10% change in the relative fair value of the USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts or cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis.
At June 28, 2025, the entire $315.8 million balance on our variable rate borrowings is USD-denominated and is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These variable rate borrowings expose the Company to remeasurement risk. For the twenty-six weeks ended June 28, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $28.7 million. For the twenty-six weeks ended June 28, 2025, a hypothetical 10% weakening of the USD to the CAD would increase net income by $35.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 28, 2025. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 28, 2025 due to the material weakness in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 30, 2025 to April 26, 2025	395,759	$8.02	395,759	$3,190
April 27, 2025 to May 24, 2025	2,300,881	8.87	42,514	2,786
May 25, 2025 to June 28, 2025	1,767	10.65	—	2,786
Total	2,698,407	8.75	438,273
(a) Total number of shares purchased includes 2,002 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan, and 2,258,132 shares of common stock repurchased in connection with the Offering.
(b) On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18. The program is currently set to expire on November 8, 2025. There was $2.8 million remaining under the share repurchase program as of June 28, 2025.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the thirteen weeks ended June 28, 2025, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Mark Walsh, Chief Executive Officer and a member of our Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 19, 2025. Mr. Walsh’s plan provides for the potential exercise of vested stock options and the associated sale of up to 350,000 shares of Savers common stock. The plan becomes effective on August 18, 2025 and expires on April 1, 2026, or upon earlier completion of all authorized transactions under the plan.
William Allen, a member of our Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 15, 2025. Mr. Allen’s plan provides for the potential exercise of vested stock options and the associated sale of up to 12,402 shares of Savers common stock. The plan becomes effective on August 15, 2025 and expires on May 15, 2026, or upon earlier completion of all authorized transactions under the plan.
Jubran Tanious, President and Chief Operating Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 29, 2025. Mr. Tanious’ plan provides for the potential exercise of vested stock options and the associated sale of up to 358,105 shares of Savers common stock. The plan becomes effective on August 28, 2025 and expires on December 31, 2025, or upon earlier completion of all authorized transactions under the plan.

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
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2025, formatted in Inline XBRL (included within Exhibit 101).
____________
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)