Form 10-K/A
period 2024-12-28
Savers Value Village, Inc.
filed 2025-08-25
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K/A
________________________________________
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
Savers Value Village, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the period ended December 28, 2024 as an exhibit only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4), which were inadvertently omitted from the Section 302 certifications included with the original Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of this report:

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 25, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)