Form 10-Q/A
period 2025-03-29
Savers Value Village, Inc.
filed 2025-08-25
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q/A
____________________________
(Amendment No. 1)
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

Explanatory Note
Savers Value Village, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 as an exhibit only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4), which were inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

Item 6. Exhibits and Financial Statement Schedules
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 25, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)