Form 10-Q
period 2025-09-27
Savers Value Village, Inc.
filed 2025-10-30
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

The registrant had outstanding 156,227,451 shares of common stock as of October 27, 2025.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$426,935	$394,797	$1,214,288	$1,135,632
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	188,240	170,776	543,621	491,566
Salaries, wages and benefits	84,520	74,189	256,315	248,841
Selling, general and administrative	99,514	83,897	275,005	245,126
Depreciation and amortization	18,320	17,297	58,582	52,978
Total operating expenses	390,594	346,159	1,133,523	1,038,511
Operating income	36,341	48,638	80,765	97,121
Other expense (income):
Interest expense, net	17,276	15,466	48,075	47,309
Loss (gain) on foreign currency, net	3,839	(2,443)	(6,403)	(547)
Loss on extinguishment of debt	32,621	—	35,339	4,088
Other (income) expense, net	(66)	168	137	(222)
Other expense, net	53,670	13,191	77,148	50,628
(Loss) income before income taxes	(17,329)	35,447	3,617	46,493
Income tax (benefit) expense	(3,326)	13,766	3,426	15,567
Net (loss) income	(14,003)	21,681	191	30,926
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,001)	1,390	2,840	(1,184)
Cash flow hedges	(680)	(2,637)	(5,112)	(5,977)
Other comprehensive loss	(2,681)	(1,247)	(2,272)	(7,161)
Comprehensive (loss) income	$(16,684)	$20,434	$(2,081)	$23,765
Net (loss) income per share, basic	$(0.09)	$0.13	$0.00	$0.19
Net (loss) income per share, diluted	$(0.09)	$0.13	$0.00	$0.18
Basic weighted average shares outstanding	155,770	160,856	156,939	161,301
Diluted weighted average shares outstanding	155,770	165,671	163,224	167,241
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	September 27, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$63,516	$149,967
Trade receivables, net	18,312	16,761
Inventories	47,447	34,288
Prepaid expenses and other current assets	62,036	24,634
Derivative assets – current	2,944	4,574
Total current assets	194,255	230,224
Property and equipment, net	322,208	270,123
Right-of-use lease assets	606,817	552,762
Goodwill	673,913	665,465
Intangible assets, net	154,376	159,330
Deferred tax assets	1,391	3,801
Other assets	7,326	3,790
Total assets	$1,960,286	$1,885,495
Current liabilities:
Accounts payable and accrued liabilities	$73,502	$83,039
Accrued payroll and related taxes	63,101	52,252
Lease liabilities – current	98,721	89,809
Current portion of long-term debt	5,625	6,000
Total current liabilities	240,949	231,100
Long-term debt, net	729,231	735,133
Lease liabilities – non-current	531,498	472,343
Derivative liabilities – non-current	4,343	—
Deferred tax liabilities	1,228	—
Other liabilities	38,414	25,239
Total liabilities	1,545,663	1,463,815
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 156,219 and 159,164 shares issued and outstanding	—	—
Additional paid-in capital	688,534	657,906
Accumulated deficit	(285,864)	(250,451)
Accumulated other comprehensive income	11,953	14,225
Total stockholders’ equity	414,623	421,680
Total liabilities and stockholders’ equity	$1,960,286	$1,885,495
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474
Stock-based compensation	—	—	7,058	—	—	7,058
Stock issued under stock incentive plans, net	822	—	668	—	—	668
Repurchase of common stock, including excise tax		—	—	107	—	107
Comprehensive loss	—	—	—	(14,003)	(2,681)	(16,684)
Balance at September 27, 2025	156,219	$—	$688,534	$(285,864)	$11,953	$414,623

Balance at June 29, 2024	161,702	$—	$636,494	$(241,612)	$24,573	$419,455
Stock-based compensation	—	—	10,328	—	—	10,328
Stock issued under stock incentive plans, net	187	—	284	—	—	284
Repurchase of common stock, including excise tax	(1,783)	—	—	(17,618)	—	(17,618)
Comprehensive income (loss)	—	—	—	21,681	(1,247)	20,434
Balance at September 28, 2024	160,106	$—	$647,106	$(237,549)	$23,326	$432,883
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	29,740	—	—	29,740
Stock issued under stock incentive plans, net	1,147	—	888	—	—	888
Repurchase of common stock, including excise tax	(4,092)	—	—	(35,604)	—	(35,604)
Comprehensive income (loss)	—	—	—	191	(2,272)	(2,081)
Balance at September 27, 2025	156,219	$—	$688,534	$(285,864)	$11,953	$414,623

Balance at December 30, 2023	160,453	$—	$593,109	$(247,541)	$30,487	$376,055
Stock-based compensation	—	—	51,107	—	—	51,107
Stock issued under stock incentive plans, net	1,724	—	2,890	—	—	2,890
Repurchase of common stock, including excise tax	(2,071)	—	—	(20,934)	—	(20,934)
Comprehensive income (loss)	—	—	—	30,926	(7,161)	23,765
Balance at September 28, 2024	160,106	$—	$647,106	$(237,549)	$23,326	$432,883
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$191	$30,926
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	31,175	51,107
Amortization of debt issuance costs and debt discount	4,172	4,169
Depreciation and amortization	58,582	52,978
Operating lease expense	106,227	97,209
Deferred income taxes, net	3,976	(14,511)
Loss on extinguishment of debt	35,339	4,088
Other items	(7,953)	(10,243)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(1,371)	(4,029)
Inventories	(12,662)	(6,224)
Prepaid expenses and other assets	(37,396)	(6,831)
Accounts payable and accrued liabilities	(22,169)	(12,951)
Accrued payroll and related taxes	8,445	(18,797)
Operating lease liabilities	(95,088)	(91,318)
Other liabilities	5,033	2,870
Net cash provided by operating activities	76,501	78,443
Cash flows from investing activities:
Purchases of property and equipment	(81,087)	(80,146)
Business acquisition, net of cash acquired	—	(3,189)
Settlement of derivative instruments, net	1,973	28,194
Purchase of marketable securities	(2,899)	—
Proceeds from sale of marketable securities	381	—
Net cash used in investing activities	(81,632)	(55,141)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	746,250	—
Principal payments on long-term debt	(761,256)	(54,000)
Payment of debt issuance costs	(8,841)	(1,004)
Prepayment premium on extinguishment of debt	(20,884)	(1,485)
Proceeds from stock option exercises	1,276	3,443
Repurchase of common stock	(35,646)	(20,934)
Shares withheld for taxes	(637)	(553)
Settlement of derivative instrument, net	—	11,925
Principal payments on finance lease liabilities	(2,780)	(1,099)
Other	(700)	(438)
Net cash used in financing activities	(83,218)	(64,145)
Effect of exchange rate changes on cash and cash equivalents	1,898	(1,393)
Net change in cash and cash equivalents	(86,451)	(42,236)
Cash and cash equivalents at beginning of period	149,967	179,955
Cash and cash equivalents at end of period	$63,516	$137,719
Supplemental disclosures of cash flow information:
Interest paid on debt	$63,478	$68,678
Income taxes paid, net	$34,855	$28,612
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$10,100	$6,567
Debt issuance costs not yet paid	$1,937	$—
Option exercises not yet received	$249	$—
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of September 27, 2025 and for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at December 28, 2024, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended December 28, 2024, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Secondary offering
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (“Ares”) and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirty-nine weeks ended September 27, 2025.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Retail sales	$408,343	$375,587	$1,155,532	$1,080,304
Wholesale sales	18,592	19,210	58,756	55,328
Total net sales	$426,935	$394,797	$1,214,288	$1,135,632
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
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million required us to make a future cash payment of up to $2.7 million upon achievement of specific milestones. In September 2025, the Company paid $0.7 million to settle the acquisition-related contingent consideration obligation in full.

Note 4. Debt
Long-term debt consisted of the following:

(in thousands)	September 27, 2025	December 28, 2024
2025 Term Loan Facility	$750,000	$—
Senior Secured Notes	—	445,500
2021 Term Loan Facility	—	315,756
Total face value of debt	750,000	761,256
Less: current portion of long-term debt	5,625	6,000
Less: unamortized debt issuance costs and debt discount	15,144	20,123
Long-term debt, net	$729,231	$735,133
On February 6, 2025, the Company redeemed $44.5 million aggregate principal amount of the Senior Secured Notes (the “Notes”), equal to 10% of the outstanding balance at December 28, 2024. In addition to paying accrued interest, the Company paid a premium of 3%, or $1.3 million, on the partial redemption. This transaction resulted in a loss on extinguishment of debt of $2.7 million.
On September 18, 2025, the Company entered into new Senior Secured Credit Facilities (the “2025 Senior Secured Credit Facilities”), consisting of a $750 million term loan facility (the “2025 Term Loan Facility”) and a $180 million revolving credit facility (the “2025 Revolving Credit Facility”). The proceeds of the 2025 Term Loan Facility were used, in part, to redeem the remaining aggregate principal amount of the Notes and repay all outstanding amounts under the term loan facility, dated as of April 26, 2021 (the “2021 Term Loan Facility”), including accrued interest and a premium of 4.875%, or $19.5 million, on the redemption of the Notes. As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt which included the $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
The Company’s principal subsidiaries in the U.S. and Canada are borrowers under the 2025 Senior Secured Credit Facilities, and most of the Company’s U.S. and Canadian subsidiaries are guarantors. The 2025 Senior Secured Credit Facilities are secured by a first priority lien on substantially all assets of the borrowers and guarantors, subject to certain exceptions. The 2025 Revolving Credit Facility is senior to the 2025 Term Loan Facility in right of payment.
The 2025 Senior Secured Credit Facilities have customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional indebtedness, incur liens, make investments, make restricted payments, make optional prepayments on junior financings, engage in transactions with affiliates and make asset sales, in each case, subject to customary exceptions and baskets.
The 2025 Senior Secured Credit Facilities also have a customary uncommitted incremental facility of (i) the greater of $313.3 million and 1.0 times our EBITDA plus unused amounts under the “general” debt basket, plus (ii) an additional amount based on the Company’s leverage ratios or interest coverage ratio.
2025 Term Loan Facility
The 2025 Term Loan Facility matures in September 2032. Required minimum principal payments of $1.9 million are due quarterly. The Company is able to prepay amounts outstanding under the 2025 Term Loan Facility without a prepayment premium. The 2025 Term Loan Facility bears interest at a variable rate equal to a reference rate plus a margin ranging from 2.00% to 3.00% based on loan type and our first lien net leverage ratio.
The Company is required to prepay the 2025 Term Loan Facility with a percentage of the Company’s annual excess cash flow if the first lien net leverage ratio is greater than or equal to 4.00 to 1.00. The Company is also required to prepay the 2025 Term Loan Facility with a percentage of the net cash proceeds of certain asset sales, subject to customary reinvestment provisions, when the first lien net leverage ratio exceeds 4.00 to 1.00.

2025 Revolving Credit Facility
The 2025 Revolving Credit Facility matures in September 2030. The maximum available amount under the 2025 Revolving Credit Facility is $180 million, with $75 million available for letters of credit and a swingline sublimit of $25 million. As of September 27, 2025, there were no advances on the 2025 Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $179.1 million was available to borrow.
The interest rate on revolver draws is variable at a rate equal to the reference rate plus a margin of 1.50% or 3.00% based on loan type. A 0.375% commitment fee is payable quarterly on the unused portion of the 2025 Revolving Credit Facility.
The 2025 Revolving Credit Facility is subject to a financial maintenance covenant that requires us to ensure the first lien net leverage ratio, which is tested quarterly, does not exceed 7.75 to 1.00. The financial maintenance covenant is only applicable if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the 2025 Revolving Credit Facility (excluding (i) letters of credit and (ii) for the first four fiscal quarters following the Closing Date, outstanding amounts incurred to finance the transactions contemplated by the 2025 Senior Secured Credit Facilities) exceeds 40% of the committed amount. The 2025 Revolving Credit Facility provides for customary equity cure rights.
Required minimum principal payments
Required minimum principal payments on debt for each of the following fiscal years as of September 27, 2025 are as follows:

(in thousands)
2025	$—
2026	7,500
2027	7,500
2028	7,500
2029	7,500
Thereafter	720,000
$750,000

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at September 27, 2025:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,261	$—	$—	$4,261
Interest rate swaps	—	1,304	—	1,304
Cross currency swaps	—	1,640	—	1,640
Marketable securities (1)	2,770	—	—	2,770
Total	$7,031	$2,944	$—	$9,975
Liabilities:
Interest rate swaps	$—	$2,176	$—	$2,176
Cross currency swaps	—	2,167	—	2,167
Forward contracts	—	144	—	144
Total	$—	$4,487	$—	$4,487
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
Forward contracts, cross currency swaps and interest rate swaps are fair valued using independent valuation services, and the valuations are based on observable market data. As such, the forward contracts, cross currency swaps and interest rate swaps are classified within Level 2. The Company reviews the independent valuation and obtains an understanding of the methods used in pricing the instruments.
The fair value of the acquisition-related contingent consideration liability is measured using the probability-weighted present value of the potential payment. The probability-weighted present value of the potential payment is based on significant unobservable inputs, including management estimates and assumptions. Accordingly, the fair value of acquisition-related contingent consideration has been classified within Level 3. In September 2025, the Company paid $0.7 million to settle the 2 Peaches acquisition-related contingent consideration obligation in full.
The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at December 28, 2024	$2,000
Change in fair value recorded in selling, general and administrative	(326)
Balance at March 29, 2025	1,674
Change in fair value recorded in selling, general and administrative	(886)
Balance at June 28, 2025	788
Change in fair value recorded in selling, general and administrative	(88)
Cash payment	(700)
Balance at September 27, 2025	$—
Non-recurring fair value measurements
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and right-of-use (“ROU”) lease assets, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. During the thirteen and thirty-nine weeks ended September 27, 2025, the Company recognized impairment charges of $2.8 million on ROU lease assets and $1.2 million on property and equipment which are recorded in selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Fair value of these assets was determined using discounted cash flow models based on significant unobservable inputs, including projected store-level cash flows, discount rates and market rental data. Accordingly, the fair value of these assets are classified as Level 3 within the fair value hierarchy.
Other fair value disclosures
The Company’s Notes were fully redeemed on September 18, 2025. The fair value of the Company’s Notes, based on Level 1 inputs, was $467.6 million at December 28, 2024. The fair value of borrowings under the Company’s 2025 Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at September 27, 2025. The fair value of borrowings under the Company’s previous Senior Secured Credit Facilities approximated their carrying value and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at December 28, 2024.

Note 6. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in foreign currency exchange rates through the use of forward contracts, cross currency swaps or both and uses interest rate swaps to manage the risk of changes in interest rates. The Company’s derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. Refer to Note 5. Fair Value Measurements for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts and cross currency swaps to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) exchange rate. Forward contracts and cross currency swaps lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of September 27, 2025 and December 28, 2024, the Company’s forward contracts had USD equivalent notional amounts of $101.6 million and $102.5 million, respectively. In September 2025, the Company entered into cross currency swaps with USD notional amounts of $200.0 million as of September 27, 2025. In April 2024, the Company terminated its then-existing cross currency swaps, resulting in net proceeds of $28.1 million. Cross currency swaps and forward contracts were not designated in hedging relationships.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s 2025 Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In September 2025, the Company entered into interest rate swaps with USD notional amounts of $600.0 million as of September 27, 2025. In April 2024, the Company terminated its then-existing interest rate swaps, resulting in net proceeds of $10.3 million. All interest rate swaps were designated as cash flow hedging instruments.

The fair value of derivative financial instruments were as follows:

(in thousands)	Balance Sheet Location	September 27, 2025	December 28, 2024
Derivatives not designated as hedging instruments:
Forward contracts	Derivative asset – current	$—	$4,574
Cross currency swaps	Derivative asset – current	1,640	—
Total derivatives in an asset position		$1,640	$4,574
Forward contracts	Accounts payable and accrued liabilities	$144	$—
Cross currency swaps	Derivative liabilities – non-current	2,167	—
Total derivatives in a liability position		$2,311	$—
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative asset – current	$1,304	$—
Interest rate swaps	Derivative liabilities – non-current	$2,176	$—
Deferred (loss) gain on interest rate swaps (1)	Accumulated other comprehensive income	$(900)	$4,432
(1)Presented gross of immaterial income taxes.
The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, gross of immaterial income taxes)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(Gain) loss on forward contracts recognized in loss (gain) on foreign currency, net	$(1,848)	$1,193	$2,745	$733
Loss (gain) on cross currency swaps recognized in loss (gain) on foreign currency, net	$532	$—	$532	$(7,647)
Gain on interest rate swaps recognized in interest expense, net	$(30)	$(2,637)	$(4,462)	$(8,341)
The table below presents the effect of cash flow hedge accounting on comprehensive (loss) income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, gross of immaterial income taxes)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(Loss) gain recognized in other comprehensive loss	$(870)	$—	$(870)	$2,364
Gain reclassified from accumulated other comprehensive income into net (loss) income	$30	$2,637	$4,462	$8,341

Amounts reclassified from accumulated other comprehensive income into net (loss) income are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Within the next twelve months, the Company estimates that $1.2 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.
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
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Beginning in the first quarter of fiscal 2025, the Company revised its calculation of segment profit to include, among other things, lease expense as recognized under Topic 842, consistent with the information provided to the CODM. Previously, segment profit included cash-basis rent. Prior period amounts have been recast to reflect this change, resulting in an increase in segment profit of $1.1 million for the U.S. Retail segment and a decrease of $0.4 million for the Canada Retail segment for the thirteen weeks ended September 28, 2024. For the thirty-nine weeks ended September 28, 2024, the recast resulted in a decrease in segment profit of $3.9 million for the U.S. Retail segment and a decrease of $1.1 million for the Canada Retail segment.
Segment profit may not be comparable to similarly titled measures used by other entities. These measures should not be considered as alternatives to our GAAP measures of operating income, net (loss) income or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.
Our segment results are presented in the tables below. In each table, “Other profit” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Thirteen Weeks Ended September 27, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$234,712	$159,608	$394,320
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	109,038	64,379	173,417
Salaries, wages and benefits	32,459	18,095	50,554
Selling, general and administrative	45,259	31,798	77,057
Total segment expenses	186,756	114,272	301,028
Segment profit	$47,956	$45,336	93,292

Reconciliation of profit
Other profit			8,650
General corporate expenses			47,281
Depreciation and amortization			18,320
Operating income			36,341
Interest expense, net			17,276
Loss on foreign currency, net			3,839
Loss on extinguishment of debt			32,621
Other income, net			(66)
Loss before income taxes			$(17,329)

	Thirteen Weeks Ended September 28, 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$212,470	$151,886	$364,356
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	96,961	59,707	156,668
Salaries, wages and benefits	29,372	17,798	47,170
Selling, general and administrative	41,345	29,401	70,746
Total segment expenses	167,678	106,906	274,584
Segment profit	$44,792	$44,980	89,772

Reconciliation of profit
Other profit			9,257
General corporate expenses			33,094
Depreciation and amortization			17,297
Operating income			48,638
Interest expense, net			15,466
Gain on foreign currency, net			(2,443)
Other expense, net			168
Income before income taxes			$35,447

	Thirty-Nine Weeks Ended September 27, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$674,310	$443,199	$1,117,509
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	310,961	186,897	497,858
Salaries, wages and benefits	96,599	54,667	151,266
Selling, general and administrative	131,283	91,508	222,791
Total segment expenses	538,843	333,072	871,915
Segment profit	$135,467	$110,127	245,594

Reconciliation of profit
Other profit			26,029
General corporate expenses			132,276
Depreciation and amortization			58,582
Operating income			80,765
Interest expense, net			48,075
Gain on foreign currency, net			(6,403)
Loss on extinguishment of debt			35,339
Other expense, net			137
Income before income taxes			$3,617

	Thirty-Nine Weeks Ended September 28, 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$612,118	$435,841	$1,047,959
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	275,595	175,425	451,020
Salaries, wages and benefits	86,274	52,271	138,545
Selling, general and administrative	116,778	84,374	201,152
Total segment expenses	478,647	312,070	790,717
Segment profit	$133,471	$123,771	257,242

Reconciliation of profit
Other profit			26,336
General corporate expenses			133,479
Depreciation and amortization			52,978
Operating income			97,121
Interest expense, net			47,309
Gain on foreign currency, net			(547)
Loss on extinguishment of debt			4,088
Other income, net			(222)
Income before income taxes			$46,493

Note 8. Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share gives effect to all potentially dilutive common equivalent shares outstanding for the period under the treasury stock method.
Basic and diluted net (loss) income per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator
Net (loss) income	$(14,003)	$21,681	$191	$30,926
Denominator
Basic weighted average shares outstanding	155,770	160,856	156,939	161,301
Dilutive effect of employee stock options and awards	—	4,815	6,285	5,940
Diluted weighted average shares outstanding (1)	155,770	165,671	163,224	167,241
Net (loss) income per share (2)
Basic	$(0.09)	$0.13	$0.00	$0.19
Diluted	$(0.09)	$0.13	$0.00	$0.18
(1)For the thirteen and thirty-nine weeks ended September 27, 2025, the calculation of diluted net (loss) income per share excludes the effect of 12.5 million and 6.8 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive. For the thirteen and thirty-nine weeks ended September 28, 2024, the calculation of diluted net income per share excludes the effect of 3.9 million and 2.9 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that, if exercised or vested, would have been antidilutive.
(2)Due to the differences between quarterly and year-to-date weighted average share counts and the effect of quarterly rounding to the nearest cent per share, the year-to-date calculation of net (loss) income per share may not equal the sum of the quarters.
Note 9. Share Repurchases
Concurrent share repurchase
As part of the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the Concurrent Share Repurchase from its existing cash on hand and it was not part of its share repurchase program authorized in November 2023.
2023 Share Repurchase Program
In November 2023, the Company authorized a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program expires on November 8, 2025. The 2023 Share Repurchase Program does not obligate us to purchase any minimum number of shares, and the program may be suspended, modified or discontinued at any time without prior notice. The timing, actual number and value of any additional shares purchased depends on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities and applicable regulatory requirements.

Under the 2023 Share Repurchase Program, the Company repurchased 1.8 million shares at a weighted average price of $8.37 and a total cost of $15.3 million, excluding commissions and excise tax, during the thirty-nine weeks ended September 27, 2025. The Company did not repurchase any shares during the thirteen weeks ended September 27, 2025. During the thirteen and thirty-nine weeks ended September 28, 2024, the Company repurchased 1.8 million and 2.1 million shares, respectively, at a weighted average price of $9.86 and $10.09, respectively, and a total cost of $17.6 million and $20.9 million, respectively, excluding commissions and excise tax. As of September 27, 2025, the Company had $2.8 million remaining under the 2023 Share Repurchase Program.
2025 Share Repurchase Program
The Company announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program becomes effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, the Company’s’ financial performance and other considerations. The 2025 Share Repurchase Program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.
Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2025 was 19.2% and 94.7%, respectively. The effective tax rate for these periods was primarily driven by a decrease in income before income taxes, the disproportionate impact of permanent differences including limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m), a tax shortfall related to stock-based compensation and the recording of a valuation allowance against certain non-domestic deferred tax assets.
The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2024 was 38.8% and 33.5%, respectively. The effective tax rate differed from the federal statutory rate primarily due to Internal Revenue Code Section 162(m) excess compensation.
The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the thirteen and thirty-nine weeks ended September 27, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.
The One Big Beautiful Bill Act (“OB3”) was enacted on July 4, 2025, which includes wide-ranging tax reforms for businesses. OB3 extends and modifies certain provisions of the Tax Cuts & Jobs Act ("TCJA") and makes certain key elements permanent, including 100% bonus depreciation, immediate expensing of domestic research costs and the deductibility of business interest expense. GAAP requires the effect of a change in tax law to be recognized in the interim period that includes the enactment date. Accordingly, the Company’s unaudited interim condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 reflect adjustments related to OB3 based on the Company's best estimate using currently available information. The primary effect of OB3 is expected to be a favorable change in the timing of cash taxes for fiscal 2025, resulting from certain accelerated deductions. We currently do not anticipate a material impact to our effective tax rate in fiscal 2025 as a result of OB3. The final impact of OB3 may differ from this initial estimate due to factors such as final regulations, interpretive guidance, changes in state tax law conformity and evolving business strategies. The Company will continue to evaluate the implications of OB3 and record any adjustments in its results of operations, financial position and cash flows in the upcoming quarter as necessary.

In the normal course of business, the Company is required to make estimated tax payments throughout the year based on the expected tax liability for the full year. This typically results in a prepaid balance during the first half of the year, as the Company earns most of its profit in the second half of the year. The prepaid balance as of September 27, 2025 also reflects the impact of the aforementioned new legislation based on the Company’s preliminary assessment. As stated above, the Company will further evaluate its full impact and report any adjustments in upcoming quarters. As of September 27, 2025, the Company had a $35.6 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim Condensed Consolidated Balance Sheets.
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operate a total of 364 stores under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of September 27, 2025, we had approximately 6.1 million total active members enrolled in our U.S. and Canadian loyalty programs who have shopped with us within the last twelve months, compared to approximately 5.8 million total active members as of September 28, 2024. Active members drove 72.5% of retail sales during the twelve months ended September 27, 2025, compared to 71.9% during the twelve months ended September 28, 2024.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are usually of higher quality and collectively have a lower cost than product sourced through other channels. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 80.7% of our total pounds processed for the thirteen weeks ended September 27, 2025, compared to 79.8% for the thirteen weeks ended September 28, 2024. OSDs and GreenDrop accounted for 77.9% of our total pounds processed for the thirty-nine weeks ended September 27, 2025, compared to 76.8% for the thirty-nine weeks ended September 28, 2024.
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended September 27, 2025, we processed 282 million pounds of secondhand goods, compared to 261 million during the thirteen weeks ended September 28, 2024. During the thirty-nine weeks ended September 27, 2025, we processed 823 million pounds of secondhand goods, compared to 753 million during the thirty-nine weeks ended September 28, 2024. We are actively implementing our offsite processing strategy which allows us to process goods at larger-scale facilities and distribute goods to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended September 27, 2025 (the “third quarter”). Comparisons are to the thirteen weeks ended September 28, 2024:
•Total Company net sales increased 8.1% to $426.9 million; constant-currency net sales increased 8.6%; and comparable store sales increased 5.8%.
•For the U.S., net sales increased 10.5% and comparable store sales increased 7.1%.
•For Canada, net sales increased 5.1%; constant-currency net sales increased 6.1%; and comparable store sales increased 3.9%.
•The Company opened 10 new stores, ending the third quarter with 364 stores.
•Net loss was $14.0 million, or $0.09 per diluted share, which included a $32.6 million pre-tax loss on extinguishment of debt. Net loss margin was 3.3%.

•Adjusted net income was $22.5 million, or $0.14 per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $70.0 million and Adjusted EBITDA margin was 16.4%. Changes in foreign currency exchange rates negatively impacted Adjusted EBITDA by $0.6 million during the third quarter.
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
Secondary offering
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (“Ares”) and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirty-nine weeks ended September 27, 2025.
As part of the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the share repurchase from its existing cash on hand and it was not part of its existing share repurchase program authorized in November 2023.
Debt Refinance and Derivatives
On September 18, 2025, the Company entered into new Senior Secured Credit Facilities (the “2025 Senior Secured Credit Facilities”), consisting of a $750 million term loan facility (the “2025 Term Loan Facility”) and a $180 million revolving credit facility (the “2025 Revolving Credit Facility”). The proceeds of the 2025 Term Loan Facility were used, in part, to redeem the remaining aggregate principal amount of the Senior Secured Notes (the “Notes) and repay all outstanding amounts under the term loan facility, dated as of April 26, 2021 (the “2021 Term Loan Facility”), including accrued interest and a premium of 4.875%, or $19.5 million, on the redemption of the Notes. As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt which included the $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
Concurrent with the debt refinancing, the Company entered into interest rate swaps with USD notional amounts of $600 million and cross currency swaps with USD notional amounts of $200 million.
2023 Share Repurchase Program
In November 2023, the Company authorized a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program expires on November 8, 2025. Under the 2023 Share Repurchase Program, the Company repurchased 1.8 million shares at a weighted average price of $8.37 and a total cost of $15.3 million, excluding commissions and excise tax, during the thirty-nine weeks ended September 27, 2025. The Company did not repurchase any shares during the thirteen weeks ended September 27, 2025. As of September 27, 2025, the Company had $2.8 million remaining under the 2023 Share Repurchase Program. Under the 2023 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18.

2025 Share Repurchase Program
The Company announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program becomes effective on November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1.
2025 Impact & Sustainability Report
The Company published its 2025 Impact & Sustainability Report covering its 2024 fiscal year. The report highlights continued progress in advancing its environmental, social and governance (ESG) initiatives, including expanding its greenhouse gas emissions assessment, continued prioritization of team member development, advancements made toward reducing its operational footprint, and the ongoing evolution of its data privacy and cybersecurity programs. Together, these efforts further the Company’s mission of making secondhand second nature. The report can be found at https://ir.savers.com/esg.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes certain key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Comparable Store Sales (1)
U.S.	7.1%	1.6%	5.8%	2.0%
Canada	3.9%	(7.5)%	2.4%	(4.5)%
Total (2)	5.8%	(2.4)%	4.4%	(0.7)%
Other Metrics
Pounds processed (lbs mm)	282	261	823	753
OSDs and GreenDrop as a % of total pounds processed	80.7%	79.8%	77.9%	76.8%
Sales yield (3)	$1.48	$1.45	$1.44	$1.44
Cost of merchandise sold per pound processed	$0.67	$0.65	$0.66	$0.65
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
(2)Total comparable store sales include our Australia retail locations, in addition to retail stores in the U.S. and Canada.
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
During the thirteen weeks ended September 27, 2025, our comparable store sales increased 5.8%, primarily reflecting higher transactions and average basket. During the thirteen weeks ended September 28, 2024, our comparable store sales decreased 2.4%, primarily reflecting a decrease in transactions in our Canada Retail segment, partially offset by higher transactions and average basket in our U.S. Retail segment.
During the thirty-nine weeks ended September 27, 2025, our comparable store sales increased 4.4%, primarily reflecting higher average basket and transactions. During the thirty-nine weeks ended September 28, 2024, our comparable store sales decreased 0.7%, primarily reflecting a decrease in transactions in our Canada Retail segment, partially offset by higher transactions and average basket in our U.S. Retail segment.
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

During the thirteen weeks ended September 27, 2025 and September 28, 2024, we processed 282 million and 261 million pounds of supply, respectively, of which 80.7% and 79.8% was comprised of supply from OSDs and GreenDrop, respectively.
During the thirty-nine weeks ended September 27, 2025 and September 28, 2024, we processed 823 million and 753 million pounds of supply, respectively, of which 77.9% and 76.8% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for the thirteen weeks ended September 27, 2025 was $1.48, compared to $1.45 for the thirteen weeks ended September 28, 2024. The 2.1% increase in sales yield primarily reflects items sold at higher price points.
Our sales yield for the thirty-nine weeks ended September 27, 2025 was consistent with the thirty-nine weeks ended September 28, 2024 at $1.44.
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
Cost of merchandise sold per pound processed during the thirteen weeks ended September 27, 2025 and the thirteen weeks ended September 28, 2024 was $0.67 and $0.65, respectively.
Cost of merchandise sold per pound processed during the thirty-nine weeks ended September 27, 2025 and the thirty-nine weeks ended September 28, 2024 was $0.66 and $0.65, respectively.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets while reducing the number of stores in low-growth markets.
The following table summarizes the Company’s store count activity for the twelve months ended September 27, 2025:

	U.S.	Canada	Australia	Total
September 28, 2024	167	164	13	344
New stores	12	8	5	25
Closures	(3)	(2)	0	(5)
September 27, 2025	176	170	18	364

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$426,935	100.0%	$394,797	100.0%	$1,214,288	100.0%	$1,135,632	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	188,240	44.1	170,776	43.3	543,621	44.8	491,566	43.3
Salaries, wages and benefits	84,520	19.8	74,189	18.8	256,315	21.1	248,841	21.9
Selling, general and administrative	99,514	23.3	83,897	21.3	275,005	22.6	245,126	21.6
Depreciation and amortization	18,320	4.3	17,297	4.3	58,582	4.8	52,978	4.6
Total operating expenses	390,594	91.5	346,159	87.7	1,133,523	93.3	1,038,511	91.4
Operating income	36,341	8.5	48,638	12.3	80,765	6.7	97,121	8.6
Other expense (income):
Interest expense, net	17,276	4.0	15,466	3.9	48,075	4.0	47,309	4.2
Loss (gain) on foreign currency, net	3,839	0.9	(2,443)	(0.6)	(6,403)	(0.5)	(547)	—
Loss on extinguishment of debt	32,621	7.7	—	—	35,339	2.9	4,088	0.3
Other (income) expense, net	(66)	—	168	—	137	—	(222)	—
Other expense, net	53,670	12.6	13,191	3.3	77,148	6.4	50,628	4.5
(Loss) income before income taxes	(17,329)	(4.1)	35,447	9.0	3,617	0.3	46,493	4.1
Income tax (benefit) expense	(3,326)	(0.8)	13,766	3.5	3,426	0.3	15,567	1.4
Net (loss) income	$(14,003)	(3.3)%	$21,681	5.5%	$191	—%	$30,926	2.7%
Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail sales	$408,343	$375,587	$32,756	8.7%
Wholesale sales	18,592	19,210	(618)	(3.2)%
Total net sales	$426,935	$394,797	$32,138	8.1%
Retail sales increased by $32.8 million, or 8.7%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase in retail sales resulted primarily from a 5.8% increase in comparable store sales and growth in our store base, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$188,240	$170,776	$17,464	10.2%
Cost of merchandise sold increased 80 basis points to 44.1% of net sales during the thirteen weeks ended September 27, 2025, compared to 43.3% for the thirteen weeks ended September 28, 2024. The 80 basis point increase primarily reflects the impact of new stores and deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales in Canada due to higher processing, partially offset by the favorable impact of year-over-year growth in OSDs.
Personnel costs classified within cost of merchandise sold were $117.0 million during the thirteen weeks ended September 27, 2025, compared to $99.8 million during the thirteen weeks ended September 28, 2024. The $17.2 million increase in personnel costs resulted primarily from growth in our store base, increased labor to support higher processing, higher wage rates and the opening of new offsite processing facilities.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail and wholesale	$55,065	$50,526	$4,539	9.0%
Corporate	29,455	23,663	5,792	24.5%
Total salaries, wages and benefits	$84,520	$74,189	$10,331	13.9%
Personnel costs for our retail and wholesale operations increased by $4.5 million, or 9.0%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase primarily reflects growth in our store base, higher annual incentive plan expense, as well as increased labor and wage rates.
Personnel costs for our corporate employees increased by $5.8 million, or 24.5%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase primarily reflects higher annual incentive plan expense, wages and non-IPO-related stock-based compensation expense, partially offset by a $4.4 million decrease in IPO-related stock-based compensation expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail and wholesale	$81,688	$74,466	$7,222	9.7%
Corporate	17,826	9,431	8,395	89.0%
Total selling, general and administrative	$99,514	$83,897	$15,617	18.6%
SG&A for our retail and wholesale operations increased by $7.2 million, or 9.7%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase primarily reflects growth in our store base, higher rent and utilities, as well as increased preopening expenses.
Corporate SG&A increased by $8.4 million, or 89.0%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase primarily reflects impairment charges, debt transaction costs and the year-over-year change in the fair value of acquisition-related contingent consideration.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Depreciation and amortization	$18,320	$17,297	$1,023	5.9%
The increase in depreciation and amortization resulted primarily from continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Interest expense, net	$15,959	$16,689	$(730)	(4.4)%
Amortization of debt issuance cost and debt discount	1,347	1,414	(67)	(4.7)%
Gain on interest rate swaps	(30)	(2,637)	2,607	(98.9)%
Total interest expense, net	$17,276	$15,466	$1,810	11.7%
The increase in total interest expense, net was primarily due to a decrease in the gain on interest rate swaps of $2.6 million as the remaining deferred gain recognized within accumulated other comprehensive income from the interest rate swap terminated in April 2024 was reclassified as of May 2025. This was partially offset by a decrease in interest expense, net primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 5.7% from $764.2 million during the thirteen weeks ended September 28, 2024 to $720.4 million during the thirteen weeks ended September 27, 2025 due to debt repayments. Over the same period, the weighted average interest rate decreased 69 basis points from 9.47% to 8.78%. This decrease was due to a decrease in interest rates affecting amounts borrowed under our term loan facilities. There was no material effect to interest expense, net from the September 2025 debt refinancing.

Loss (gain) on foreign currency, net
The following table presents loss (gain) on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Loss (gain) on foreign currency remeasurement	$5,155	$(3,636)	$8,791	n/m
(Gain) loss on derivative instruments	(1,316)	1,193	(2,509)	n/m
Total loss (gain) on foreign currency, net	$3,839	$(2,443)	$6,282	n/m
n/m - not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended September 27, 2025, the USD strengthened against the CAD relative to June 28, 2025, resulting in remeasurement losses of $5.2 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $1.3 million during the thirteen weeks ended September 27, 2025 on derivative instruments we use to manage foreign currency exchange rate risk.
During the thirteen weeks ended September 28, 2024, the USD weakened against the CAD relative to June 29, 2024, resulting in remeasurement gains of $3.6 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $1.2 million during the thirteen weeks ended September 28, 2024 on derivative instruments we use to manage foreign currency exchange rate risk.
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Loss on extinguishment of debt	$32,621	$—	$32,621	n/m
n/m - not meaningful
During the thirteen weeks ended September 27, 2025, we redeemed the remaining aggregate principal amount of the Notes and repaid all outstanding amounts under the 2021 Term Loan Facility using the proceeds, in part, from the 2025 Term Loan Facility. As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt, which included a $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
Other (income) expense, net
The following table presents other (income) expense, net:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Other (income) expense, net	$(66)	$168	$(234)	n/m
n/m – not meaningful
Other (income) expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.

Income tax (benefit) expense
The following table presents income tax (benefit) expense:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Income tax (benefit) expense	$(3,326)	$13,766	$(17,092)	n/m
Effective tax rate	19.2%	38.8%
n/m – not meaningful
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. As such, income tax (benefit) expense includes the impact of changes to the estimate of forecasted annual pre-tax book income, together with actual results from the current quarter, relative to the prior quarter in each respective year, adjusted for discrete quarterly events, as applicable. For the thirteen weeks ended September 27, 2025 and September 28, 2024, the effective tax rates of 19.2% and 38.8%, respectively, reflects the impact of changes to the estimate of forecasted annual pre-tax book income relative to the prior quarter and tax shortfalls related to stock-based compensation.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales:
U.S. Retail	$234,712	$212,470	$22,242	10.5%
Canada Retail	159,608	151,886	7,722	5.1%
Total segment sales	$394,320	$364,356	$29,964	8.2%
Segment profit:
U.S. Retail	$47,956	$44,792	$3,164	7.1%
Canada Retail	$45,336	$44,980	$356	0.8%
U.S. Retail
U.S. Retail sales increased by $22.2 million, or 10.5%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase in U.S. Retail sales resulted from a 7.1% increase in comparable store sales, as well as growth in our store base. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit increased by $3.2 million, or 7.1%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores, including pre-opening expenses of $1.1 million.
Canada Retail
Canada Retail sales increased by $7.7 million, or 5.1%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase in Canada Retail sales resulted from growth in our store base and a 3.9% increase in comparable store sales, partially offset by the impact of foreign currency exchange rates. The increase in comparable store sales was driven by higher transactions and average basket.

Canada Retail segment profit increased by $0.4 million, or 0.8%, during the thirteen weeks ended September 27, 2025, compared to the thirteen weeks ended September 28, 2024. The increase in Canada Retail segment profit primarily reflects improved comparable store performance, partially offset by deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales due to higher processing and the unfavorable impact of foreign currency exchange rates.
Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024
Net sales
The following table presents net sales:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail sales	$1,155,532	$1,080,304	$75,228	7.0%
Wholesale sales	58,756	55,328	3,428	6.2%
Total net sales	$1,214,288	$1,135,632	$78,656	6.9%
Retail sales increased by $75.2 million, or 7.0%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase in retail sales resulted primarily from growth in our store base and a 4.4% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$543,621	$491,566	$52,055	10.6%
Cost of merchandise sold increased 150 basis points to 44.8% of net sales during the thirty-nine weeks ended September 27, 2025, compared to 43.3% for the thirty-nine weeks ended September 28, 2024. The 150 basis point increase primarily reflects deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales in Canada due to higher processing and the impact of new stores, partially offset by the favorable impact of year-over-year growth in OSDs.
Personnel costs classified within cost of merchandise sold were $336.0 million during the thirty-nine weeks ended September 27, 2025, compared to $292.2 million during the thirty-nine weeks ended September 28, 2024. The $43.8 million increase in personnel costs resulted primarily from growth in our store base, increased labor to support higher processing, the opening of new offsite processing facilities and higher wage rates.

Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail and wholesale	$163,269	$148,911	$14,358	9.6%
Corporate	93,046	99,930	(6,884)	(6.9)%
Total salaries, wages and benefits	$256,315	$248,841	$7,474	3.0%
Personnel costs for our retail and wholesale operations increased by $14.4 million, or 9.6%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase primarily reflects growth in our store base, higher annual incentive plan expense, as well as increased wages rates and labor.
Personnel costs for our corporate employees decreased by $6.9 million, or 6.9%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024, primarily reflecting a $24.4 million decrease in IPO-related stock-based compensation expense, largely offset by higher annual incentive plan expense, wages and non-IPO-related stock-based compensation expense.
Selling, general and administrative
The following table presents SG&A:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Retail and wholesale	$235,775	$211,577	$24,198	11.4%
Corporate	39,230	33,549	5,681	16.9%
Total selling, general and administrative	$275,005	$245,126	$29,879	12.2%
SG&A for our retail and wholesale operations increased by $24.2 million, or 11.4%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase resulted primarily from growth in our store base, higher rent and utilities, as well as increased routine maintenance costs, partially offset by a decrease in marketing expenses.
Corporate SG&A increased by $5.7 million, or 16.9%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase primarily reflects impairment charges, debt transaction costs and Offering costs, partially offset by a decrease in other professional services and marketing expenses.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Depreciation and amortization	$58,582	$52,978	$5,604	10.6%
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

Interest expense, net
The following table presents interest expense, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Interest expense, net	$48,364	$51,481	$(3,117)	(6.1)%
Amortization of debt issuance cost and debt discount	4,173	4,169	4	0.1%
Gain on interest rate swaps	(4,462)	(8,341)	3,879	(46.5)%
Total interest expense, net	$48,075	$47,309	$766	1.6%
The increase in total interest expense, net was primarily due to a decrease in the gain on interest rate swaps of $3.9 million as the remaining deferred gain recognized within accumulated other comprehensive income from the interest rate swap terminated in April 2024 was reclassified as of May 2025. This was offset by a decrease in interest expense, net primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 6.8% from $777.5 million during the thirty-nine weeks ended September 28, 2024 to $724.5 million during the thirty-nine weeks ended September 27, 2025 due to debt repayments. Over the same period, the weighted average interest rate decreased 62 basis points from 9.56% to 8.94%. This decrease was due to a decrease in interest rates affecting amounts borrowed under our term loan facilities. There was no material effect to interest expense, net from the September 2025 debt refinancing.
Gain on foreign currency, net
The following table presents gain on foreign currency, net:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
(Gain) loss on foreign currency remeasurement	$(9,680)	$6,367	$(16,047)	n/m
Loss (gain) on derivative instruments	3,277	(6,914)	10,191	n/m
Total gain on foreign currency, net	$(6,403)	$(547)	$(5,856)	n/m
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the CAD relative to the USD. During the thirty-nine weeks ended September 27, 2025, the USD weakened against the CAD relative to December 28, 2024, resulting in remeasurement gains of $9.7 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $3.3 million during the thirty-nine weeks ended September 27, 2025 on derivative instruments we use to manage foreign currency exchange rate risk.
During the thirty-nine weeks ended September 28, 2024, the USD strengthened against the CAD relative to December 30, 2023, resulting in remeasurement losses of $6.4 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $6.9 million during the thirty-nine weeks ended September 28, 2024 on derivative instruments we use to manage foreign currency exchange rate risk.

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Loss on extinguishment of debt	$35,339	$4,088	$31,251	n/m
n/m – not meaningful
During the thirty-nine weeks ended September 27, 2025, loss on extinguishment of debt of $35.3 million comprised $2.7 million associated with the redemption of $44.5 million aggregate principal amount of the Notes on February 6, 2025, as well as $32.6 million associated with the redemption of the remaining aggregate principal amount of the Notes and repayment of all outstanding amounts under the 2021 Term Loan Facility on September 18, 2025 using the proceeds, in part, from the 2025 Term Loan Facility. The $32.6 million loss on extinguishment of debt included a $19.5 million prepayment premium, in addition to the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
During the thirty-nine weeks ended September 28, 2024, loss on extinguishment of debt of $4.1 million comprised $0.7 million associated with the repricing of outstanding borrowings under our 2021 Term Loan Facility on January 30, 2024 and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of the Notes on March 4, 2024.
Other expense (income), net
The following table presents other expense (income), net:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Other expense (income), net	$137	$(222)	$359	n/m
n/m – not meaningful
Other expense (income), net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Income tax expense
The following table presents income tax expense:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Income tax expense	$3,426	$15,567	$(12,141)	(78.0)%
Effective tax rate	94.7%	33.5%
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. The increase in our effective tax rate during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024, is primarily due to a decrease in income before income taxes. This reduction amplifies the relative impact of permanent tax differences - such as Section 162(m) excess compensation, tax shortfall in stock-based compensation and change in valuation allowance - which do not vary directly with income and therefore have a disproportionate effect on the effective tax rate in periods of lower profitability.

Segment results
The following table presents net sales and profit by segment:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales:
U.S. Retail	$674,310	$612,118	$62,192	10.2%
Canada Retail	443,199	435,841	7,358	1.7%
Total segment sales	$1,117,509	$1,047,959	$69,550	6.6%
Segment profit:
U.S. Retail	$135,467	$133,471	$1,996	1.5%
Canada Retail	$110,127	$123,771	$(13,644)	(11.0)%
U.S. Retail
U.S. Retail sales increased by $62.2 million, or 10.2%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase in U.S. Retail sales resulted from a 5.8% increase in comparable store sales, as well as growth in our store base. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit increased by $2.0 million, or 1.5%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores.
Canada Retail
Canada Retail sales increased by $7.4 million, or 1.7%, during the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024. The increase in Canada Retail sales resulted from growth in our store base and a 2.4% increase in comparable store sales, partially offset by the impact of foreign currency exchange rates. The increase in comparable store sales was primarily driven by higher average basket.
Canada Retail segment profit decreased by $13.6 million, or 11.0%, during the thirty-nine weeks ended September 27, 2025, compared to thirty-nine weeks ended September 28, 2024. The decrease in segment profit primarily reflects deleverage of expenses as a percentage of net sales on comparable store sales and the unfavorable impact of foreign currency exchange rates.
Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. Non-GAAP financial measures used by the Company include Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and constant-currency net sales. In the discussion that follows, we provide definitions and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. We have provided this non-GAAP financial information, which is not calculated or presented in accordance with GAAP, as information supplemental to, and in addition to, the financial measures presented in this Quarterly Report that are calculated and presented in accordance with GAAP. These non-GAAP financial measures should not be considered superior to, as a substitute for, or an alternative to, and should be considered in conjunction with, the GAAP financial measures presented elsewhere in this Quarterly Report. These non-GAAP financial measures may differ from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

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
Adjusted net income is defined as net (loss) income excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, foreign currency exchange rate impacts, executive transition costs, certain other adjustments, the tax effect on the above adjustments and the excess tax shortfall (benefit) from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by adjusted diluted weighted average common shares outstanding.
Adjusted EBITDA is defined as net (loss) income excluding the impact of interest expense, net, income tax (benefit) expense, depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, lease intangible asset expense, executive transition costs, transaction costs, foreign currency exchange rate impacts and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net (loss) income and GAAP net (loss) income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Adjusted net income:
Net (loss) income	$(14,003)	$21,681	$191	$30,926
Loss on extinguishment of debt (1)(2)	32,621	—	35,339	4,088
IPO-related stock-based compensation expense (1)(3)	4,118	8,506	21,867	46,231
Transaction costs (1)(4)	2,085	14	3,290	2,621
Foreign currency exchange rate impacts (1)(5)	4,308	(2,443)	(4,691)	(547)
Executive transition costs (1)(6)	—	79	—	689
Other adjustments (1)(7)	4,675	(1,506)	6,928	(2,217)
Tax effect on adjustments (8)	(11,404)	3,575	(14,623)	(6,739)
Excess tax shortfall (benefit) from stock-based compensation	76	351	542	(2,415)
Adjusted net income	$22,476	$30,257	$48,843	$72,637

Adjusted net income per share, diluted (9):
Net (loss) income per share, diluted	$(0.09)	$0.13	$0.00	$0.18
Loss on extinguishment of debt (1)(2)	0.20	—	0.22	0.02
IPO-related stock-based compensation expense (1)(3)	0.03	0.05	0.13	0.28
Transaction costs (1)(4)	0.01	—	0.02	0.02
Foreign currency exchange rate impacts (1)(5)	0.03	(0.01)	(0.03)	—
Executive transition costs (1)(6)	—	—	—	—
Other adjustments (1)(7)	0.03	(0.01)	0.04	(0.01)
Tax effect on adjustments (8)	(0.07)	0.02	(0.09)	(0.04)
Excess tax shortfall (benefit) from stock-based compensation	—	—	—	(0.01)
Adjusted net income per share, diluted *	$0.14	$0.18	$0.30	$0.43
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effects of the loss on extinguishment of debt in relation to the full redemption of the Notes and repayment of all outstanding amounts under the 2021 Term Loan Facility on September 18, 2025, the partial redemption of the Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the 2021 Term Loan Facility on January 30, 2024.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Comprised of non-capitalizable expenses related to debt transactions, offering costs and acquisitions.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts. Beginning in fiscal 2025, this line does not include realized (gains) losses on forward contracts. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change.
(6)Represents severance costs associated with executive leadership changes.

(7)The thirteen and thirty-nine weeks ended September 27, 2025 include store impairment and other related charges of $4.8 million, as well as a reduction to the fair value of acquisition-related contingent consideration of $0.1 million and $1.3 million, respectively. The thirty-nine weeks ended September 27, 2025 further includes accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment. The thirteen and thirty-nine weeks ended September 28, 2024 include a change in the fair value of acquisition-related contingent consideration of $1.5 million and $1.4 million, respectively. The thirty-nine weeks ended September 28, 2024 further includes insurance proceeds of $0.7 million.
(8)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
(9)For the thirteen weeks ended September 27, 2025, Adjusted net income per diluted share includes 7.3 million of potential shares of common stock relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.
A reconciliation of GAAP net (loss) income to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) income	$(14,003)	$21,681	$191	$30,926
Interest expense, net	17,276	15,466	48,075	47,309
Income tax (benefit) expense	(3,326)	13,766	3,426	15,567
Depreciation and amortization	18,320	17,297	58,582	52,978
Loss on extinguishment of debt (1)	32,621	—	35,339	4,088
Stock-based compensation expense (2)	7,210	10,328	31,175	51,107
Lease intangible asset expense (3)	817	882	2,502	2,663
Executive transition costs (4)	—	79	—	689
Transaction costs (5)	2,085	14	3,290	2,621
Foreign currency exchange rate impacts (6)	4,308	(2,443)	(4,691)	(547)
Other adjustments (7)	4,675	(1,506)	3,662	(2,217)
Adjusted EBITDA	$69,983	$75,564	$181,551	$205,184
Net (loss) income margin	(3.3)%	5.5%	0.0%	2.7%
Adjusted EBITDA margin	16.4%	19.1%	15.0%	18.1%
(1)Removes the effects of the loss on extinguishment of debt in relation to the full redemption of the Notes and repayment of all outstanding amounts under the 2021 Term Loan Facility on September 18, 2025, the partial redemption of the Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the 2021 Term Loan Facility on January 30, 2024.
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
(5)Comprised of non-capitalizable expenses related to debt transactions, offering costs and acquisitions.
(6)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts. Beginning in fiscal 2025, this line does not include realized (gains) losses on forward contracts. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change.
(7)The thirteen and thirty-nine weeks ended September 27, 2025 include store impairment and other related charges of $4.8 million, as well as a reduction to the fair value of acquisition-related contingent consideration of $0.1 million and $1.3 million, respectively. The thirteen and thirty-nine weeks ended September 28, 2024 include a change in the fair value of acquisition-related contingent consideration of $1.5 million and $1.4 million, respectively. The thirty-nine weeks ended September 28, 2024 further includes insurance proceeds of $0.7 million.

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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended September 27, 2025, as compared to the thirteen weeks ended September 28, 2024, the USD was stronger relative to the CAD and the Australian dollar (“AUD”), which resulted in an unfavorable impact on our operating results. During the thirty-nine weeks ended September 27, 2025, as compared to the thirty-nine weeks ended September 28, 2024, the USD was stronger relative to the CAD and the AUD, which resulted in an unfavorable impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.

A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
September 27, 2025
U.S. Retail	$234,712	$—	$234,712	$22,242	10.5%
Canada Retail	159,608	1,576	161,184	9,298	6.1%
Other	32,615	368	32,983	2,542	8.4%
Total net sales	$426,935	$1,944	$428,879	$34,082	8.6%
September 28, 2024
U.S. Retail	$212,470	n/a	$212,470	n/a	n/a
Canada Retail	151,886	n/a	151,886	n/a	n/a
Other	30,441	n/a	30,441	n/a	n/a
Total net sales	$394,797	n/a	$394,797	n/a	n/a

	Thirty-Nine Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
September 27, 2025
U.S. Retail	$674,310	$—	$674,310	$62,192	10.2%
Canada Retail	443,199	12,054	455,253	19,412	4.5%
Other	96,779	1,446	98,225	10,552	12.0%
Total net sales	$1,214,288	$13,500	$1,227,788	$92,156	8.1%
September 28, 2024
U.S. Retail	$612,118	n/a	$612,118	n/a	n/a
Canada Retail	435,841	n/a	435,841	n/a	n/a
Other	87,673	n/a	87,673	n/a	n/a
Total net sales	$1,135,632	n/a	$1,135,632	n/a	n/a
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
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and to make required minimum principal and interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to pay for acquisitions, to fund growth initiatives, to pay down debt or to conduct repurchases of our common stock, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our 2025 Revolving Credit Facility. As of September 27, 2025, $179.1 million was available to borrow under the 2025 Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 4. Debt to our unaudited interim condensed consolidated financial statements for details of our debt.
2023 Share Repurchase Program
We announced on November 9, 2023 the authorization of a share repurchase program of up to $50 million of our common stock. The 2023 Share Repurchase Program expires on November 8, 2025. Under the 2023 Share Repurchase Program, we can purchase shares from time to time in compliance with applicable securities laws, that can include Securities Act Rule 10b-18. Although our Board of Directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the 2023 Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. The amount, timing and execution of our share repurchase program depends on a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. All repurchases have been, and will be, funded by available cash and cash equivalents.
2025 Share Repurchase Program
We announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock. The 2025 Share Repurchase Program becomes effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified or terminated at any time without prior notice. The amount, timing and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. Any repurchases will be funded by available cash and cash equivalents.

Cash Flows
Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024
The following table summarizes our cash flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$76,501	$78,443
Net cash used in investing activities	(81,632)	(55,141)
Net cash used in financing activities	(83,218)	(64,145)
Effect of exchange rate changes on cash and cash equivalents	1,898	(1,393)
Net change in cash and cash equivalents	$(86,451)	$(42,236)
Net cash provided by operating activities
Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was $76.5 million, compared to $78.4 million for the thirty-nine weeks ended September 28, 2024. Net cash provided by operating activities remained relatively consistent for the thirty-nine weeks ended September 27, 2025, compared to the thirty-nine weeks ended September 28, 2024, primarily reflecting stable operational performance and effective working capital management.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 27, 2025 consisted primarily of a $95.1 million change in operating lease liabilities, a $37.4 million change in prepaid expenses and other assets and a $22.2 million change in accounts payable and accrued liabilities. The change in operating lease liabilities resulted from lease payments. The change in prepaid expenses and other assets is primarily a result of an increase in prepaid taxes. The change in accounts payable and accrued liabilities resulted primarily from interest payments on our debt, which are due periodically throughout the year. As of December 28, 2024, we had an accrued interest balance of $16.1 million on the Notes, which was paid during the first quarter of fiscal 2025. As of September 27, 2025, we had an accrued interest balance of $1.5 million on the 2025 Term Loan Facility, which will be paid during the fourth quarter of fiscal 2025. The Notes were fully redeemed during the third quarter of fiscal 2025, eliminating recurring interest accruals on the former Notes as of period end.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 28, 2024 consisted primarily of a $91.3 million change in operating lease liabilities, an $18.8 million change in accrued payroll and related taxes, and a $13.0 million change in accounts payable and accrued liabilities. The change in operating lease liabilities resulted from lease payments. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 30, 2023, we had accrued $24.4 million for employee incentive compensation which was paid during the first quarter of fiscal 2024. As of September 28, 2024, we had accrued $4.2 million for employee incentive compensation, the majority of which we paid during the first quarter of fiscal 2025. The change in accounts payable and accrued liabilities resulted primarily from interest payments on the Notes, which were due every February 15 and August 15. As of December 30, 2023, we had an interest accrual of $18.1 million on the Notes which was paid on February 15, 2024. As of September 28, 2024, we had accrued $5.3 million which was paid on February 15, 2025.
Net cash used in investing activities
Net cash used in investing activities was $81.6 million for the thirty-nine weeks ended September 27, 2025, which consisted primarily of $81.1 million of expenditures related to investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures. Net cash used in investing activities further includes $2.5 million of net purchases of marketable securities related to the Company’s deferred compensation plan.

Net cash used in investing activities was $55.1 million for the thirty-nine weeks ended September 28, 2024, which consisted primarily of $80.1 million of expenditures related to investments in new stores, offsite processing, and capital maintenance expenditures, as well as a net payment of $3.2 million related to the 2 Peaches Acquisition. Net cash used in investing activities further includes proceeds of $28.1 million related to the termination of the Company’s then-existing cross currency swaps in April 2024.
Net cash used in financing activities
Net cash used in financing activities was $83.2 million for the thirty-nine weeks ended September 27, 2025, which primarily reflected debt transactions effected during the fiscal year and $35.6 million of share repurchases. In September 2025, the Company received $746.3 million of proceeds from the 2025 Term Loan Facility to repay $716.8 million of existing long-term debt, in addition to paying a $19.6 million prepayment premium and $8.8 million of debt issuance costs. Further, in February 2025, the Company redeemed $44.5 million of the Notes and paid a $1.3 million prepayment premium.
Net cash used in financing activities was $64.1 million for the thirty-nine weeks ended September 28, 2024, which consisted primarily of $54.0 million of principal payments on our long-term debt and $20.9 million of share repurchases under our share repurchase program, partially offset by $11.9 million related to the settlement of a then-existing interest rate swap with an other-than-insignificant financing element at inception, including $9.6 million related to the April 2024 termination of the aforementioned interest rate swap.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential statement of operations, cash flow and market exposures. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to Note 6. Derivative Financial Instruments for additional information.

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of September 27, 2025, we had variable rate borrowings on the 2025 Senior Secured Credit Facilities of $750 million and no advances under our 2025 Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $7.5 million over 12 months based on amounts outstanding and interest rates in effect as of September 27, 2025.
To reduce our exposure to fluctuations in interest rates we have entered into interest rate swaps. These interest rate swaps reduce our exposure to increases in interest rates and effectively convert a portion of our floating-rate debt to a fixed-rate basis. In September 2025, we executed interest rate swaps that are scheduled to mature on June 29, 2029.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the thirty-nine weeks ended September 27, 2025, approximately 42.0% of our net sales were denominated in a currency other than the USD. For the thirty-nine weeks ended September 27, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $42.7 million, and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $52.2 million. A hypothetical 10% change in the relative fair value of the USD to the Australian Dollar (“AUD”) would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts, cross currency swaps or both. Forward contracts are maintained on a rolling 12-month basis. In September 2025, we executed cross currency swaps that are scheduled to mature on June 29, 2029.
As of September 27, 2025, $318.8 million of our USD-denominated variable rate borrowings is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These variable rate borrowings expose the Company to remeasurement risk. For the thirty-nine weeks ended September 27, 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $29.0 million. For the thirty-nine weeks ended September 27, 2025, a hypothetical 10% weakening of the USD to the CAD would increase net income by $35.4 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 27, 2025. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 27, 2025 due to the material weakness in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations and other procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Management Remediation Activities
To address the material weakness over ITGCs, we continue to execute on a plan to establish more robust processes to support our design and operating effectiveness of ITGCs, which includes the addition of information systems compliance personnel. In addition, we have engaged external advisors who are assisting in strengthening our ITGCs.
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
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 29, 2025 to July 26, 2025	42,727	$10.27	—	$2,786
July 27, 2025 to August 23, 2025	652	10.96	—	2,786
August 24, 2025 to September 27, 2025	—	—	—	2,786
Total	43,379	10.28	—
(a) Reflects shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, the Company can purchase shares from time to time in compliance with applicable securities laws, that could include Securities Act Rule 10b-18. The 2023 Share Repurchase Program expires on November 8, 2025. There was $2..8 million remaining under the 2023 Share Repurchase Program as of September 27, 2025.

(c) On October 30, 2025, the Company announced the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program becomes effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the thirteen weeks ended September 27, 2025, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Jubran Tanious, President and Chief Operating Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 10, 2025. Mr. Tanious’ plan provides for the potential exercise of vested stock options and the associated sale of up to 104,000 shares of Savers common stock. The plan becomes effective on January 2, 2026 and expires on June 30, 2026, or upon earlier completion of all authorized transactions under the plan.
Rich Medway, General Counsel, Chief Compliance Officer and Secretary, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 10, 2025. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 125,000 shares of Savers common stock. The plan becomes effective on January 20, 2026 and expires on July 16, 2026, or upon earlier completion of all authorized transactions under the plan.
Mindy Geisser, Chief People Services Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 11, 2025. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 90,000 shares of Savers common stock. The plan becomes effective on January 5, 2026 and expires on July 2, 2026, or upon earlier completion of all authorized transactions under the plan.

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated September 18, 2025, by and among, Evergreen AcqCo 1 LP, Value Village Canada Inc., Evergreen AcqCo GP LLC, S-Evergreen Holding Corp., Jefferies Finance LLC, as administrative agent and collateral agent, PNC Bank, National Association, as revolving agent, and the lenders party thereto*	8-K	10.1	9/19/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 27, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 27, 2025, formatted in Inline XBRL (included within Exhibit 101).
____________
*Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted annexes and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any annexes or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2025	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)