Form 10-K
period 2026-01-03
Savers Value Village, Inc.
filed 2026-02-20
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No   ☒
As of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $388.6 million, computed using the closing price on that day of $10.27.
The registrant had outstanding 155,056,715 shares of common stock as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2026, are incorporated by reference into Part III of this Form 10-K.

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
•risks associated with heightened geopolitical instability due to the conflicts in Venezuela, the Middle East and Eastern Europe;
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

Part I
Item 1. Business
Company Overview
Savers Value Village, Inc. (the “Company”, “we”, “us”, or “our") is the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores. With nearly 24,000 team members, we operate a total of 367 stores under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. As of January 3, 2026, we had 179 stores in the U.S., 170 stores in Canada and 18 stores in Australia.
The Company reports on a fiscal year basis, which ends on the Saturday nearest December 31. Our last three fiscal years consisted of the 53 weeks ended January 3, 2026 (“fiscal 2025”), the 52 weeks ended December 28, 2024 (“fiscal 2024”) and the 52 weeks ended December 30, 2023 (“fiscal 2023”).
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
We offer a dynamic, ever-changing selection of items, with an average unit retail price (“AUR”) of approximately $5. We have a highly engaged customer base, with over 6.1 million active loyalty program members in the U.S. and Canada who shopped with us during fiscal 2025, driving 72.7% of retail sales for the year.
We have innovated and invested in the development of significant operational expertise in order to integrate the three highly complex parts of thrift operations—supply and processing, retail and sales to wholesale markets. Our business model enables us to provide value to our NPPs and our customers, while driving attractive profitability and cash flow.
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

We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable, as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. OSDs and GreenDrop are collectively the largest part of our supply mix and accounted for 78.0% and 76.3% of total pounds processed for fiscal 2025 and 2024, respectively.
•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop locations: Attended donation stations that collect donations of items made by individuals to our NPPs at well-signed brick and mortar or trailer locations conveniently located closer to attractive donor neighborhoods in the same market as a store. On behalf of our NPPs, we solicit, collect and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
•Delivered supply: Delivered supply comprises donations delivered either to our CPCs or directly to our stores. This channel supplements OSDs and GreenDrop collections by addressing remaining assortment and volume needs necessary to offer customers a full and balanced product mix. Donations may be collected by our NPPs through neighborhood collections, donation drives, or similar methods, or we may solicit, collect and deliver items on behalf of our NPPs.
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
Processing
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. In fiscal 2025, we processed 1.1 billion pounds of secondhand goods. We are continuing to implement our offsite processing strategy, which is an important component of our operating model and supports store growth by enabling processing at larger-scale facilities and distribution to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs. The CPC system is an offsite, semi-automated processing facility that mechanizes the flow of clothing, accessories and shoes through an integrated series of conveyor belts, robotics, sensors and other technology. Offsite processing supports our store growth strategy by enabling us to open new stores in locations that cannot support onsite processing. In addition, we continue to deploy Automated Book Processing (“ABP”) systems at our offsite processing facilities and in stores. The ABP system is an integrated set of technologies that efficiently identify, price and sort books based on their critical attributes (e.g., genre, author, market price). The system design consists of high-speed conveyors, optic recognition, robot tagging and an automated book distribution system, all working in concert to increase throughput significantly over our traditional, manual process. For stores not serviced by an ABP, we are leveraging the scanning technology of our existing ABP system in an asset-light solution (“ABP Lite”) to provide consistent pricing and categorization of books across our portfolio.
These offsite processing capabilities widen our competitive and operational advantage, and we plan to continue refining the use of such technologies across new and existing markets. As of January 3, 2026, 6 CPCs and 19 ABP systems were in full operation.
Processing has five sequential and interdependent steps: (1) receiving, (2) sorting, (3) grading and pricing, (4) merchandising and (5) wholesale. Given the high volumes processed in our stores, effective process management is critical to ensuring each step is done properly and in coordination with the other steps.

Retail
Our store experience directly reflects our mission to make secondhand second nature. We deliver a well merchandised environment that maximizes customer engagement and supports a core tenet for any thrifter—the treasure hunt. The average store has approximately 20,100 square feet of retail space that offers a wide selection of quality items across clothing, home goods, books and other items. In fiscal 2025, approximately 37,000 items were merchandised per store every week. Our sales floor inventory is also regularly rotated and refreshed, with inventory turns of more than 15 times a year, providing our customers with an extensive, ever-changing selection at tremendous value.
Further, we have a continuous feedback loop in which we conduct surveys to take the pulse of our customers on a weekly basis regarding the shopping experience and environment. This information is proactively shared with our leadership team and cascaded to store managers, who are measured on their ability to improve operations.
Wholesale, Reuse and Repurpose
In support of our efforts to extend the life of reusable goods and recover a portion of the cost of acquiring our supply of secondhand items, we sell the majority of textile items that are unsuited for or unsold at retail stores to our wholesale customers across the globe. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste. We typically see fluctuation in the number of countries we sell into because we continually seek to maximize revenue and mitigate the inherent risks of operating in wholesale markets, including fluidity in the end-user markets and shipping challenges.
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
Our Strategy
Our strategy for long-term value creation rests on three pillars: growth, innovation and capital allocation.
Growth
Strategically grow our store base
Our goal is to strengthen our position as the leading for-profit thrift operator by expanding our store footprint through a disciplined, returns-focused approach. We continue to build organizational capabilities necessary to support accelerated store growth while maintaining strong store-level economics and cash flow generation.
Our U.S. expansion strategy is supported by significant whitespace opportunity across underpenetrated markets, favorable secular trends supporting secondhand shopping and the scalability of our operating model. We pursue growth through a combination of in-fill opportunities within existing markets, adjacent store opportunities and greenfield market opportunities.
•In-fill opportunities: We will continue to identify attractive locations in our existing markets by leveraging our brand awareness and operational capabilities, and where we have the advantage of both attractive supply and demand. These in-fill opportunities will include both traditional store formats and alternative store formats designed to leverage offsite processing and smaller footprints, allowing us to capitalize on high real estate availability in attractive in-fill markets.

•Adjacent store opportunities: We also will pursue opportunities to expand our regional footprint in adjacent areas where we can leverage our operational capabilities and regional market knowledge.
•Greenfield market opportunities: We see significant opportunity to expand our store footprint across underpenetrated U.S. markets. As part of this expansion strategy, we plan to broaden our presence in the Southeast of the U.S. in fiscal 2026, including North Carolina and Tennessee.
In addition to our organic growth initiatives, we have from time-to-time opportunistically acquired regional thrift store operators that gave us an opportunity to build upon our infrastructure and scale.
Driven by our real estate selection process and focus on donation access and processing efficiency, we expect to deliver attractive returns on investment and store-level profitability
Drive comparable store sales growth
Our goal is to drive comparable store sales growth by continuing to refine our superior value proposition and differentiated in-store shopping experience, while maintaining disciplined execution across pricing, merchandising and inventory flow. Benefiting from secular trends supporting the adoption of secondhand shopping, we believe our compelling value, quality assortment and treasure-hunt experience support sustained customer engagement and traffic. We expect to drive comparable store sales growth with the following strategies:
•Quality product offerings: We offer a dynamic, ever-changing selection of quality secondhand items at compelling price points, with an AUR of approximately $5. We will continue to procure an ample supply of quality secondhand items to delight our customers. Our compelling value and selection of offerings enables us to drive both frequency with existing customers and the acquisition of new customers.
•Improving shopping experience: We will continue to invest in the in-store shopping experience to facilitate the treasure hunt dynamics for our customers. We have invested in renovations to modernize our stores; new technologies to optimize store operations; and alternative store formats supported by our offsite processing strategy.
•Expanding engagement with our loyalty program members: We are investing in email and text messaging as a cost-effective means of reaching our existing customers and we continue to focus on collecting valid emails for our loyalty program members. Our personalized email communication and targeted offers are designed to increase engagement and drive purchase frequency among our loyalty program member base.
•Conducting brand marketing: We will continue to utilize our brand marketing spend to improve brand awareness, bolstered by the broader adoption of thrift shopping overall to drive new customer acquisition.
Innovation
Innovation is foundational to our operating model and long-term value creation. We focus our innovation efforts across three primary areas: optimizing the price-value equation, driving labor efficiency and cost reduction, and enhancing data science and business insights.
Given the scale and complexity of our operations, including the high volume of items processed and merchandised each week, we continuously evaluate opportunities to improve our price value, labor efficiency and throughput using technology, industrial engineering and data analysis. Our data platform enables us to assess sales yield, donation mix and operational performance at a granular level, supporting informed decision-making across sourcing, processing and retail execution.
Over time, these innovation efforts have contributed to improvements in our sales yield, which we define as retail sales generated per pound processed on a currency-neutral and comparable store basis. Since fiscal 2019, immediately before the COVID pandemic, through fiscal 2025, sales yield increased at a compound annual growth rate (“CAGR”) of 5.3%, reflecting disciplined execution across pricing, merchandising and inventory flow.
We have also expanded our offsite processing strategy, which is an important component of our operating model and supports our store growth strategy, particularly enabling us to open new stores in locations that cannot support onsite processing. In more densely populated areas, offsite processing enables in-fill opportunities in alternative store formats without the need for a full-scale processing facility in the store. As the offsite processing network continues to mature, our focus has increasingly shifted toward driving process improvements and efficiency gains within the existing network, including capacity optimization, to support profitability and operating leverage over time.
Automation and technology continue to play an important role in improving consistency and efficiency across our processing network. Our ABP system leverages optical recognition, automated pricing and sorting technologies to increase throughput and improve pricing accuracy. For stores not serviced by an ABP, we have launched the ABP Lite initiative, which is an asset-light solution leveraging the optical recognition technology of our existing ABP system to support more consistent pricing and categorization of books across our portfolio.
Collectively, our focus on innovation including disciplined execution across pricing, labor efficiency and data-driven decision-making has been critical to driving operational efficiencies, and we believe it positions us to continue evolving and innovating within the thrift business model.
Capital allocation
Our growth strategy is supported by a balanced and disciplined approach to capital allocation that prioritizes reinvestment in the business, balance sheet strength and opportunistic returns of capital to stockholders. We view investment in new store growth and related infrastructure as the highest and best use of capital, supported by our scalable operating model and strong cash flow generation.
In parallel, we remain focused on maintaining a prudent capital structure and strengthening the balance sheet through a combination of earnings growth and debt reduction. As cash flow allows, we also opportunistically return capital to stockholders, including through share repurchases, while maintaining flexibility to fund growth initiatives and operational investments.
We believe this balanced capital allocation approach enhances long-term stockholder value and supports the execution of our growth and innovation initiatives on a sustained basis.
Market Demand and Competition
We operate within the large, fragmented and fast-growing secondhand market, which is a subset of the broader retail market. Our data shows that secondhand shopping continues to grow in popularity across age groups and demographics, with over 90% of North American consumers engaging with a thrift store through shopping, donating or both. We experience competition in these markets with respect to our retail offerings and our product supply.
Retail competition
We compete for customer spend with value retailers, including off-price retailers and other thrift operators. The non-profit thrift sector is largely decentralized, with local chapters managing stores in their respective markets. The for-profit thrift sector is typically characterized by smaller chains of less than 40 retail locations each.
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
A leader in the industry with a powerful business model
We are the largest for-profit thrift operator in the U.S. and Canada based on number of stores. With 367 retail stores under the Savers, Value Village, Value Village Boutique, Village des Valeurs, Unique and 2nd Ave. banners, we are nearly 10 times larger than the next largest for-profit thrift operator. We believe our significant scale advantage allows us to deliver compelling value and a superior shopping experience to customers, while generating strong cash flow that can be reinvested in our business to support our capital allocation strategy.

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
Unmatched value proposition driving exceptional customer engagement
We offer quality items at one of the deepest values across all of our product categories and an exciting, engaging treasure hunt experience in a contemporary in-store atmosphere, which underpins strong customer loyalty. Our most engaged customers are members of our Super Savers Club® loyalty program. As of January 3, 2026, we have 6.1 million active members enrolled in our U.S. and Canadian loyalty programs who have made a purchase within the last 12 months, compared to 5.9 million active loyalty members as of December 28, 2024. Active members drove 72.7% of retail sales during fiscal 2025, compared to 72.4% during fiscal 2024.
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
We have a particularly active presence on social media platforms, including Facebook, Instagram and Pinterest, enabling connections with our customers, and we also partner with a number of social media influencers who generate further awareness of our brands through sponsored content. At the core of our “Thrift Proud” movement, our customers and followers on social media serve as influential peer-to-peer brand ambassadors and are tagging our brand and banners in thousands of photos and videos monthly. We enjoy highly engaged communities on social media who are inspired by thrift hauls, shopping cart photos, do-it-yourself and upcycling, and creating “new from used”.
Supply model with proven capacity to drive growth
Quality and volume of supply play a critical role in driving traffic, customer frequency and engagement. We have developed a proven strategy to continuously improve our supply model. In order to maximize supply quality, we periodically assess sales yield, which we define as retail sales generated per pound processed on a currency neutral and comparable store basis, from each supply source to make informed decisions on supplier selection. This approach ultimately improves both our revenue and profitability. We have been strategically focused on increasing our OSDs, particularly in increasing convenience and proximity to potential donors. OSDs not only drive profitability but also enhance the quality, consistency and reliability of supply to each of our stores. We expect our focus on increasing OSDs will contribute to further improvement and growth in our supply.
Culture of innovation and operational excellence
Our culture of innovation underpins our key decisions and the way we operate our business. We continue to focus on improving the customer experience while enhancing operational efficiency across our thrift model. Over time, we have advanced our operations across sourcing, processing and retailing through data-driven decision-making and targeted process improvements.
We have launched several initiatives, such as self-checkout, which has been fully implemented, as well as the ongoing implementation of CPC and ABP technologies, which are important components of our operating model and support operational consistency, scalability and efficiency. In addition, we have launched the ABP Lite initiative, an asset-light solution leveraging the optical recognition technology of our existing ABP system. Our focus remains on advancing our core innovation priorities by sharpening pricing consistency and value realization, improving labor efficiency through process and automation, and expanding the use of data analytics to drive more informed decision-making across our operations. Collectively, these efforts reinforce our competitive advantage and have a measurable impact on our financial profile.

Attractive financial profile with proven track record of consistent growth
Since fiscal 2019, immediately before the COVID pandemic, our total net sales have grown at a 5.7% CAGR through fiscal 2025. We have also delivered gross product margin expansion over the same period, from 50.7% for fiscal 2019 to 55.3% for fiscal 2025. We define gross product margin as net sales minus cost of merchandise sold, exclusive of depreciation and amortization, divided by net sales. We have utilized multiple levers that are unique to our business model to drive margin improvements, especially the growth of OSDs as part of our supply mix and sales yield improvement. OSDs and GreenDrop accounted for 78.0% of our total pounds processed during fiscal 2025, compared to 53.0% of our total pounds processed in 2019. Further, our sales yield has grown to $1.47, compared to $1.08 for fiscal 2019. As a result of our attractive financial profile, we have significant flexibility with respect to capital allocation, giving us the ability to drive long-term stockholder and stakeholder value through various operating and financial strategies.
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
Impact & Sustainability
Environmental
Our business model is designed to maximize the life of reusable goods, and we found a reuse for approximately 3.6 billion pounds of secondhand items from 2021 to 2025. Textiles, shoes and books that are unsold at retail stores are sold to wholesale customers, who reuse and repurpose the items we sell to them globally. Textiles not suitable for reuse as secondhand clothing can be repurposed into other textile items (e.g., wiping rags) and post-consumer fibers (e.g., insulation, carpet padding), further reducing waste.

Social
Our business model is predicated on sourcing our supply from non-profit organizations in the communities where we do business. The contracts we enter into with our NPPs are typically one to three years in duration. Our relationships with our NPPs average approximately 20 years. Over the last five years, we have paid our NPPs approximately $534 million for secondhand goods, providing them with unrestricted revenue to support their community-focused missions.
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
We encourage team member involvement to support local causes and our stores are empowered to support local relief efforts and community nonprofits. For example, through our Get2Give program, our stores have worked with local charitable organizations to provide items or discounts to individuals impacted by natural disasters such as fires and floods, teachers for their classrooms, victims of house fires, and other community requests.
At a corporate giving level, our executive co-chaired, cross-functional Charitable Giving Committee establishes our corporate giving philosophy and policies, and makes grants from our Donor Advised Funds. In fiscal 2025, similar to previous years, these funds funded two circular fashion scholarship programs and donated to impactful partners, such as the American Red Cross and the Canadian Red Cross, supporting emergency responses for communities and areas in which we work. In fiscal 2025, these funds also began a practice of making a one-time donation to each new store’s NPP during the store’s grand opening to symbolically kick off their partnership.
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
Trademarks and Other Intellectual Property
We believe that our brands significantly contribute to the success of our business. We own federally registered trademarks related to our brands, including SAVERS®, VALUE VILLAGE®, UNIQUE®, UNIQUE THRIFT STORE®, 2ND AVE®. and 2ND AVE VALUE STORES® in the U.S., VALUE VILLAGE® and VILLAGE DES VALEURSMD in Canada, and SAVERS® in Australia. In addition, we own federal trademarks for certain business programs, like FUNDRIVE® and GREENDROP® in the U.S. and Canada and SUPER SAVERS CLUB® in the U.S. and Australia (pending in Canada). We also pursue and maintain federal registrations for certain slogans that we use, including THRIFT PROUD® in the U.S., Canada and Australia and RETHINK REUSE® and I GIVE A SH!RT® in the U.S., as well as service marks such as our stylized recycling symbol comprised of folded store tags. Our trademark registrations have various expiration dates. However, assuming that the trademark registrations are properly renewed, they have a perpetual duration.
We also own several domain names, unregistered copyrights in our website content and in our Donation Manager System route and schedule management software.
We pursue infringement of our patents, trademarks and copyrights when appropriate. We rely on trademark and copyright laws, patents, trade-secret protection and confidentiality, license and other agreements with our NPPs, vendors, employees and others to protect our intellectual property.

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
Human Capital
We strive to create a culture that attracts and retains qualified talent with diverse backgrounds, experience and skills embodying our cultural values. We believe the enthusiasm of our nearly 24,000 team members is one of the significant contributors to our Company’s success, as highly engaged team members will provide better service to our customers, which is critical to customer satisfaction, the satisfaction of our NPPs and their donors, and the overall profitability of our stores. Therefore, our leading “people” metric across the organization is team member engagement, which is scored across various areas including overall job satisfaction, whether the team member would recommend us as a place to work, personal commitment, being energized at work and intent to remain employed. Our team member engagement is considered best-in-class, as measured by an external consultant, comparing our results to other companies in the retail sector.
We are exceptionally proud of our culture, and continually re-invest in our team members through training, professional growth opportunities, and a quality benefits package. We are committed to an engaged workforce that sees a path to promotion and host our own in-house “university” where we offer a wide array of both mandatory and elective online technical and management training programs. During fiscal 2025, more than 63% of open store management positions were filled by internal promotions.
We believe that a unique perspective is critical to solving complex problems and inspiring a new generation of consumers to think secondhand first. As of January 3, 2026, 59% of the management roles in our stores and corporate operations were held by team members identifying as female, and 57% of our U.S. workforce was represented by diverse backgrounds and ethnicities. As of January 3, 2026, approximately 31% of our U.S. and Canadian workforce is aged 20 to 30, with 26% aged 51 or older. During the same period, the average tenure of our store team members was 3.6 years, and our field multi-unit leaders, directors and executive population averaged 14.1 years of tenure. Our team members are primarily full-time employees (67% of our workforce) as of January 3, 2026 and approximately 89% of our workforce is compensated on an hourly basis.
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
•Our use and other processing of personal information and data, and our use of certain technology tools, are subject to extensive and evolving laws and regulations in the multiple countries in which we operate.
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
•We are subject to income and other taxes in the United States and in various foreign jurisdictions.

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
General risk factors
•We depend on our executive officers and other key employees.
•We may be unable to maintain an effective system of internal control over financial reporting or maintain effective disclosure controls and procedures.
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
Our business and results of operations are subject to global economic conditions, conditions in the markets in which we operate and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include high levels of unemployment, high consumer debt levels, a prolonged economic downturn or acute recession, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, other inflationary pressures and general uncertainty regarding the overall future political and economic environment. For example, most Canadian mortgages require multiple term renewals until they are paid in full, and the recent inflationary pressure and elevated interest rates means increased financial pressure on Canadian homeowners that may affect their spending. Furthermore, the macroeconomic environment in Canada remains challenging, with elevated levels of unemployment and a high cost of living that is especially hard on low-income consumers, which may lead to reduced consumer spending and lower sales at our locations throughout Canada. Additionally, economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises; political crises, such as terrorist attacks; war, such as the ongoing Russia-Ukraine conflict and conflicts in Venezuela and the Middle East; and other incidents of political or social instability or other catastrophic events in the U.S., Canada or internationally. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases at our stores.

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
We lease virtually all of our locations and must identify, obtain and retain suitable locations for our stores and processing facilities to achieve our planned growth.
We lease virtually all of our locations. Our business strategy requires us to find appropriate store sites in our targeted market areas, and we compete with other retailers and businesses for many of these locations. Furthermore, the growth of our business depends on our ability to secure additional locations for our CPCs and other offsite processing facilities to serve our stores. We estimate that approximately half of our planned store locations may require processing facilities on-site that necessitate specific size, layout and other physical attributes that may not be available widely in the local area. We must also continue to staff our CPCs with qualified workers because our CPC operations are complex and highly dependent on numerous employees and personnel working as a team. Spaces that meet our physical requirements in well-positioned geographic locations continue to be limited, and lease terms offered by landlords are competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Companies with more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, we may be outbid for the facilities we seek.

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
We are also subject to certain risks with respect to our leases. Our store leases are generally for extended terms with a typical initial term of 10 years and existing leases have an average remaining term of approximately 7.63 years as of January 3, 2026. The majority of our store leases contain provisions for base rent and a small number of our leases also contain provisions for percentage rent based on sales in excess of an agreed upon minimum annual sales level. In addition, certain of our leases may contain restrictions on our ability to terminate, assign or sublease our obligations or may contain obligations to continue operating for certain lengths of time, which could prevent us from closing or relocating certain underperforming locations. If we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term. Further, even if we are able to assign or sublease vacated locations, we may remain liable on the lease obligations for the rent differential or if the assignee or sub-lessee does not perform. Accordingly, we are subject to certain risks associated with leasing locations, which can have a material and adverse effect on us.
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
As of January 3, 2026, we operated 170 stores in Canada and 18 stores in Australia. Our operations in these non-U.S. jurisdictions require us to understand the retail climate and trends, customs and cultures, seasonal differences, business practices and competitive conditions in those jurisdictions. We are also required to familiarize ourselves with the laws, rules, regulations and government of each of those jurisdictions. Operations in each jurisdiction also require us to develop the appropriate in-country infrastructure, identify suitable partners for local operations and successfully integrate operations in that jurisdiction with our overall operations while effectively communicating and implementing company policies and practices. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations, potentially adverse tax and transfer pricing considerations, limitations on the repatriation and investment of funds outside of the country where earned, tariffs or trade regulations, the risk of sudden policy or regulatory changes, the risk of political, economic and civil instability and labor unrest and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
In addition, our Canadian and Australian operations use a functional currency other than the U.S. dollar. For fiscal 2025, 41.6% of our net sales were denominated in a currency other than the U.S. dollar. We are exposed to currency translation risk because the results of our international businesses in some countries are generally reported in local currency, which we then translate to U.S. dollars we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.
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
Further, any of the events described herein or other events that cause closures, reductions or delays in operations can slow or temporarily halt our operations and could cause us to incur significant costs to relocate or otherwise re-establish these functions, reduce customer sales or our ability to sell items, or increase our insurance costs. These events could also cause reputational harm, decreased consumer confidence and spending and/or increased volatility in the U.S., Canada and global financial markets and economies. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully leverage technology to automate and drive efficiencies, our business, results of operations and financial condition could be harmed.
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
In addition, we have in the past and could in the future face a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act (“ERISA”) and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.
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
If we do complete acquisitions, we may not be able to successfully integrate the acquired operations, systems (including financial, inventory, customer and other systems), team members and facilities into our company, or the time and resources spent on such integration could be greater than expected. In addition, we also may not accurately forecast the financial impact of an acquisition transaction, including accounting charges. Financing such acquisitions may require significant cash, debt (which indebtedness may restrict our business or require the use of available cash to make interest and principal payments) or the issuance of equity or convertible debt securities (which may result in further dilution of our existing stockholders). For example, we spent significant time and resources and incurred a significant amount of debt to finance the November 2021 acquisition of 2nd Ave. and integrate its operations into our business.
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
In the ordinary course of our business, we collect, process and store certain personal information and other data, such as customer payment card data processed indirectly through third-party payment processors and employee information. We also maintain other confidential business information such as financial information, operating statistics and metrics, trade secrets and third-party confidential information. Like other large retailers, we rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of such information. Cybercriminals may attempt to gain access to our information systems to misappropriate sensitive information or data or to deprive us from access to necessary business information and to disrupt our operations, as part of so-called “ransomware” extortion activity or otherwise. The rise of generative artificial intelligence is allowing criminals to engage in more convincing and scalable social engineering and phishing campaigns by automating personalized messages, mimicking voices and writing styles, and rapidly iterating content to evade detection by email filters and other security tools. We have been in the past and could be in the future the subject of attacks.
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

In addition, cyberattacks that impact companies through a critical third-party service provider or elsewhere in the supply chain are increasingly prevalent. Because we make extensive use of third-party suppliers and service providers, successful cyberattacks that disrupt or result in unauthorized access to third-party IT systems can materially impact our operations and financial results. Cybersecurity risk has also increased as a result of remote and hybrid working dynamics that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks used by many of our employees and critical third-party providers. Moreover, any integration of artificial intelligence in our or our third-party providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We have established governance procedures to oversee cybersecurity and privacy risks, including management-led programs and periodic reporting to the board of directors and the audit committee. These procedures may include risk assessments, incident response planning, training for employees, third-party risk management, and independent testing or audits; however, no program can eliminate risk, and we may still experience incidents or compliance failures.
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
Our use and other processing of personal information and other data is subject to extensive and evolving laws and regulations. Changes in such laws or regulations or any actual or perceived compliance failures could adversely affect our business, results of operations and financial condition.
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
In the United States we must comply with privacy requirements at the federal level, including the FTC Act, the CAN-SPAM Act, and the Telephone Consumer Protection Act and many U.S. states have enacted privacy laws that could apply to our business. Together, these laws require us to provide notice and transparency to our customers, obtain customer consent for certain marketing activities, restrict automated decision-making, limit our use and retention of customers’ data, and respond to privacy rights requests. Many more states are considering laws of their own. We have significant operations in Canada and Australia, and must also comply with data privacy laws in those jurisdictions. For example, in Canada, our collection, use, disclosure and management of personal information must comply with both federal and provincial privacy laws. These laws include stringent personal information protection requirements, data use limitations, obligations to report data breaches and conduct impact assessments, and financial penalties for non-compliance. We may incur additional costs and expenses related to compliance with these laws. We are also subject to Canada’s anti-spam legislation when sending commercial electronic messages and can be held liable for violations. To the extent our operations further expand internationally, we may become subject to additional laws and regulations relating to privacy and data protection.

As a result of the international nature of our business, we may transfer, access, and store personal information and other data across borders among the United States, Canada, and Australia, and we may also do so with service providers located in other jurisdictions. Cross-border transfers are subject to varying legal requirements and restrictions, and evolving governmental rules may limit, condition, or require additional safeguards for such transfers. In the United States, new rules governing certain “bulk” outbound transfers of U.S. persons’ sensitive data to foreign jurisdictions are emerging and may impose screening, contractual controls, or prohibitions on particular categories of transfers, or cause us to limit the service providers with which we work. These developments, and any changes to Canadian or Australian cross-border requirements, could increase operational complexity, require changes to our practices, or limit data uses, and may result in investigations, enforcement actions, or penalties if we fail to comply.
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
Our use of artificial intelligence tools and changes to related laws or regulations could adversely affect our business.
We are exploring the incorporation of artificial intelligence and machine learning into our operations. The regulatory environment surrounding these technologies is rapidly evolving and varies significantly across the jurisdictions in which we operate, including the United States, Canada, and Australia. New or changing laws—such as those addressing algorithmic bias, data transparency, or automated decision-making—could increase our compliance costs, limit our ability to leverage these technologies, or cause us to incur other significant legal or reputational risks.
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
We rely on software, technologies and services sourced or licensed from third parties to operate critical functions of our business, including payment processing services, point of sale systems, ERP system, certain aspects of CPC automation and customer and employee relationship and management services. We also use services such as Microsoft for our business emails, file storage and internal communications. If any of the third-party software or services we utilize, or the functional equivalents thereof, were unavailable due to outages or interruptions or because they are no longer available on commercially reasonable terms, our business could experience significant operational disruptions. In each case, we may be required to expend significant resources to remediate such outages; develop such software ourselves; or seek similar software licenses or services from other parties and reshape our business and operations to function with such new software or services. These alternatives could require a significant capital investment, take an extended period of time to implement, and divert management’s attention from our other business concerns, which could adversely affect our business and results of operations.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Changes in Canadian, Australian or U.S. national or local regulations, including those relating or applicable to the sale of secondhand items and advertising practices, or our actual or alleged failure to comply with such regulations, may have a material adverse effect on our reputation, business, financial condition and results of operations.
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, environmental protection, waste management, workplace safety, sustainability, data security, network and information systems security, and data protection and privacy. For example, we are subject to laws in the State of California that require certain entities doing business in California to disclose Scope 1, 2 and 3 greenhouse gas emissions and that may, pending a current federal court stay of enforcement, require posting a climate-related financial risk report. Additionally, the U.S. and Canadian governments may impose measures which may have adverse effects on our business. If we were to further expand domestically or internationally, we could be subject to additional regulation.

Further, the resale of secondhand items is subject to significant regulation both domestically and internationally, including by state, provincial or other local governments and regulatory authorities, and can include jurisdiction-specific licensing requirements for secondhand dealers. For example, the resale of secondhand items is subject to regulation by the U.S. Consumer Product Safety Commission, the U.S. Federal Trade Commission (the “FTC”), the U.S. Fish and Wildlife Service, and under the Canadian Wild Animal and Plant Protection and Regulation of International and Interprovincial Trade Act, and the Convention on International Trade in Endangered Species of Wild Fauna and Flora with respect to our Australian operations. Examples of regulated items include those with certain animal product components (ivory, fur, snakeskin, etc.), jewelry, aquatic toys, children’s items, and hazardous or dangerous items. Regulation can, in some jurisdictions, also require mandatory reporting and/or carry serious penalties for non-compliance. The laws and regulations for the resale of secondhand goods are complex, vary from jurisdiction to jurisdiction and change often. As of January 3, 2026, we received our supply of secondhand items in approximately 30 U.S. states, 10 Canadian provinces and 3 Australian states or territories. Changes in these regulations, or our growth into a new location, could require us to change the way we conduct business in the applicable jurisdictions, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. Failure of our employees to identify prohibited items and remove them from the sale process could lead to violations of regulations, fines, penalties or other claims against us, resulting in increased expenses and costs.
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
Moreover, in connection with our marketing and advertisement practices, we have been in the past and may in the future be, the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Additionally, the laws and regulations governing the use of social media, emails, push notifications and text messages for marketing and other business purposes continues to evolve. The failure by us, our employees or third parties acting at our direction to comply with these laws and regulations may negatively affect our brands and reputation, adversely impact our relationships with our NPPs and subject us to penalties and fines.
Our failure to address risks associated with payment methods, credit card fraud and other consumer fraud, or our failure to control any such fraud, could damage our reputation and brands and could harm our business, results of operations and financial condition.
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a customer did not authorize a purchase. In addition, as part of the payment processing process, our customers’ credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information if the security of our third-party credit card payment processors is breached.
We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. Further, we could violate or be alleged to have violated applicable laws, regulations, contractual obligations or other obligations, including those relating to privacy, data protection and data security.

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
We are subject to income and other taxes in the United States and in various foreign jurisdictions.
Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results. Developments in tax policy or trade relations could also have a material adverse effect on our business, results of operations, and liquidity. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations. Although management believes our positions are reasonable, they are subject to challenge by the Internal Revenue Service in the United States and by tax authorities in other jurisdictions in which we conduct business operations, which could have an adverse impact on our tax liabilities.

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
We have a significant amount of indebtedness. On September 18, 2025, certain subsidiaries of the Company entered into a new credit agreement (the “2025 Credit Agreement”), which provides for a $750 million term loan facility (the “2025 Term Loan Facility”) and a $180 million revolving credit facility (the “2025 Revolving Credit Facility” and, together with the 2025 Term Loan Facility, the “2025 Senior Secured Credit Facilities”). Evergreen AcqCo 1 LP and Value Village Canada Inc. are co-borrowers under the 2025 Credit Agreement, and most of the Company’s U.S. and Canadian subsidiaries are guarantors. The proceeds of the 2025 Term Loan Facility were used, in part, to redeem the remaining aggregate principal amount of the 9.75% Senior Secured Notes due 2028 (the “Notes”) and repay all outstanding amounts under our prior credit agreement, which was entered into on April 26, 2021. As of January 3, 2026, our total indebtedness outstanding was $730.0 million.
As of January 3, 2026, we had no advances on the 2025 Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $179.1 million was available to borrow.
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
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the 2025 Senior Secured Credit Facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the 2025 Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the 2025 Credit Agreement. Our debt currently has a non-investment grade rating, which could be lowered or withdrawn entirely by a rating agency. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In the event we needed to refinance all or a portion of our indebtedness on or before the maturity thereof or acquire additional financing, we may not be able to do so on commercially reasonable terms or at all, which would have a material adverse effect on our business.

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
We may be able to incur significant additional indebtedness, or other obligations that do not constitute indebtedness, in the future. Although the 2025 Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions. The 2025 Credit Agreement permits us to incur incremental loans in an amount up to the greater of $313.3 million and 100% of EBITDA for the most recent four fiscal quarters, plus certain other amounts, with additional incremental loans available if certain leverage ratios are maintained. Of the total incremental capacity, an amount equal to the greater of $313.3 million and 100% of EBITDA for the most recent four fiscal quarters is available for increases in the 2025 Revolving Credit Facility. All of those borrowings may be secured by first-priority liens on certain of our property. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The 2025 Senior Secured Credit Facilities restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The 2025 Term Loan Facility will mature in September 2032 and the 2025 Revolving Credit Facility will mature in September 2030. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our financial condition and results of operations. If we cannot make scheduled payments and default on our debt, the lenders under the 2025 Senior Secured Credit Facilities could terminate their loan commitments, the lenders and the holders of the Notes could foreclose against the assets securing their debt, and we could be forced into bankruptcy or liquidation. In addition, we maintain domestic cash deposit balances with Federal Deposit Insurance Corporation (“FDIC”) insured banks that may exceed the FDIC insurance limits. These balances could be impacted if one or more of these banks fails or is subject to other adverse conditions in the financial or credit markets. In the event one or more of our balances are impacted, our ability to satisfy our debt obligations may be materially adversely affected. Any of these events could result in you losing all or a portion of your investment in the common stock.
The terms of the 2025 Senior Secured Credit Facilities restrict our current and future operations, including our ability to respond to changes or to take certain actions.
The 2025 Senior Secured Credit Facilities contain a number of restrictive covenants that impose operating and financial restrictions on us. These restrictions may limit our ability to engage in acts that may be in our long-term best interest, compete effectively or take advantage of opportunities, and may affect our ability to grow in accordance with our strategy.
The restrictive covenants under the 2025 Senior Secured Credit Facilities include restrictions on our ability to:
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
A breach of the restrictions under the 2025 Senior Secured Credit Facilities could result in a default or an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the 2025 Senior Secured Credit Facilities would permit the lenders under the 2025 Revolving Credit Facility to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable under the 2025 Senior Secured Credit Facilities, the lenders under the 2025 Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.
A future increase in interest rates may increase our borrowing costs. We rely on available borrowings under the 2025 Revolving Credit Facility for liquidity.
Borrowings under the 2025 Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase in the future, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed has remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Based on amounts outstanding as of January 3, 2026, each 100 basis point change in interest rates would result in a $7.3 million change in annual interest expense on our indebtedness under the 2025 Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” We enter into interest rate swaps that hedge against changes in interest rates under the 2025 Senior Secured Credit Facilities. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps or other instruments we enter into may not fully mitigate our interest rate risk.
In addition to cash we generate from our business, our principal existing source of liquidity is borrowings available under the 2025 Revolving Credit Facility. As of January 3, 2026, there were no advances on the 2025 Revolving Credit facility, there were $0.9 million of letters of credit outstanding and $179.1 million was available to borrow. The inability to borrow under the 2025 Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
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
We currently do not intend to pay dividends on our common stock, our indebtedness could limit our ability to pay dividends on our common stock and we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
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
In addition, we announced on October 30, 2025 the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock. Under the program, Savers may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. As of January 3, 2026, we had $41.7 million remaining under the share repurchase program. The program is currently set to expire on November 8, 2027. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified, or terminated at any time without prior notice, which may result in a decrease in the price of our common stock. The amount, timing, and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance, and other considerations. Any repurchases will be funded by available cash and cash equivalents. Even if the share repurchase program is fully implemented, it may not enhance long-term stockholder value, and the program could affect the price of our common stock, increase volatility, further limit our “public float” and diminish our cash reserves.

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
Risks Relating to Our Organizational Structure
We rely on dividends, distributions and other payments from our subsidiaries to meet our obligations.
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
The Ares Funds beneficially owned 75.6% of our common stock as of January 3, 2026. Pursuant to the Stockholders Agreement between the Ares Funds and the Company, dated as of July 3, 2023 (the “Stockholders Agreement”), for so long as the Ares Funds hold 5% or more of our outstanding common stock, they have the right to designate a certain number of individuals to be included in the slate of nominees for election to our board of directors and to designate a member of each committee of the board of directors. Further, for so long as the Ares Funds own 40% or more of our outstanding common stock, the Ares Funds can designate at least a majority of our board of directors. Additionally, because our board of directors is divided into three staggered classes, the Ares Funds may be able to influence or control our affairs and policies for a period of time after such rights expire, while their nominees finish their terms as members of our board.
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

The exclusive-forum provision also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. However, this provision is subject to final adjudication regarding its enforceability, the outcome of which is substantially uncertain. For example, the Court of Chancery of the State of Delaware has determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find any of the exclusive-forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
General Risk Factors
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
We previously identified material weaknesses in our internal control over financial reporting and have completed remediation activities to address those identified material weaknesses. We may discover weaknesses in our disclosure controls and procedures and internal control over financial reporting in the future. Any failure to maintain effective controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are included in this Annual Report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could cause delays in our ability to comply with public company reporting requirements (including under the Exchange Act or stock exchange rules) and could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
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
Regularly scheduled Audit Committee meetings include an information technology and cybersecurity update as a standing agenda item. These updates are typically given by our Chief Information Officer (CIO) and can include additional team members from our information technology and security team. In addition, the Audit Committee also receives periodic updates from our Enterprise Risk Committee, a management committee which provides oversight to the anticipation, identification, prioritization, and management of the Company’s material risks. The Audit Committee regularly reports to the Board on its oversight of these topics. In addition, both the Audit Committee and the Board receive special presentations about risk areas as needed. The Company also maintains a Crisis Response Plan, which may be activated in the event of certain cybersecurity incidents. Our Crisis Response Plan includes specific procedures and considerations for cybersecurity and ransomware incidents, including involvement of our executive team and outside advisors and required reporting to the Audit Committee and Board. Typically, our Chief Compliance Officer (CCO) would lead management in a crisis incident.

Our CIO has primary responsibility for assessing and managing cybersecurity risks. The CIO reports directly to the CEO and is a member of the Enterprise Risk Committee. Our current CIO is an experienced senior technology executive with over 35 years of IT experience, including several CIO roles in leading retail and direct marketing organizations. Our CCO, who is also our General Counsel, is responsible for maintaining our Crisis Response Plan. The CCO reports directly to the CEO, is a member of the Enterprise Risk Committee, oversees the Company’s risk department and has navigated the Company through multiple complex situations.
Item 2. Properties
Substantially all properties, including retail stores, offsite processing facilities, wholesale warehouses, logistics warehouses and corporate offices, are occupied under operating leases. In addition to retail stores, at January 3, 2026, the Company had:
•Offsite processing facilities supplying more than one location comprised of six Centralized Processing Centers, three of which serve U.S. Retail and three of which serve Canada Retail; and eight warehouses, two of which serve U.S. Retail, four of which serve Canada Retail and two of which serve Australia Retail;
•Wholesale warehouses (two in the U.S. and one in Canada) used to process, package and distribute goods to our wholesale customers;
•Logistics warehouses (thirteen in the U.S. and two in Australia); and
•Corporate offices in Bellevue, WA and Meridian, ID.
The following table presents a split of the Company’s total square feet by property type:

(in thousands)	Square Feet
Retail stores	9,945
Offsite processing facilities	473
Wholesale warehouses	245
Logistics warehouses	240
Corporate offices	27
Total	10,930
As of January 3, 2026, our total consolidated selling square feet was 7.4 million. As of January 3, 2026, we operated 367 retail stores in the U.S., Canada and Australia. For more information regarding our (i) segments, see Note 11. Segments, and (ii) leases, see Note 2. Summary of Significant Accounting Policies and Note 9. Leases, of the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data.”

As of January 3, 2026, we had 179 U.S. retail stores located in 30 states, as set forth below:

Alaska	4	Massachusetts	14	Ohio	3
Arkansas	1	Maryland	13	Oregon	1
Arizona	8	Minnesota	10	Pennsylvania	4
California	22	Missouri	6	Rhode Island	4
Connecticut	4	North Dakota	1	South Dakota	1
Georgia	4	New Hampshire	3	Texas	3
Hawaii	2	New Jersey	5	Utah	8
Idaho	2	New Mexico	5	Virginia	6
Illinois	10	Nevada	7	Washington	14
Kansas	3	New York	10	Wisconsin	1
As of January 3, 2026, we operated 170 Canada retail stores located in 10 provinces, as set forth below:

Alberta	21
British Columbia	24
Manitoba	7
New Brunswick	3
Newfoundland	1
Nova Scotia	7
Ontario	77
Prince Edward Island	1
Quebec	24
Saskatchewan	5
As of January 3, 2026, we operated 18 retail stores in Australia, with 9 located in Victoria, 5 in New South Wales and 4 located in South Australia.
Item 3. Legal Proceedings
For information regarding our legal proceedings, see Note 16. Commitments and Contingencies in the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On June 29, 2023, our common stock began trading on the New York Stock Exchange under the ticker symbol “SVV.” Prior to that date, there was no public trading market for our common stock. On February 13, 2026, the last reported sale price of our common stock on the NYSE was $11.29 per share. The number of holders of record of common stock on February 13, 2026 was six.
Dividend policy
On February 6, 2023, we paid a dividend of $262.2 million to our equityholders using the proceeds from the offering of the 9.75% Senior Secured Notes due 2028. Such dividends were paid to our equityholders as a means to provide our equityholders with a return on their investment. No executive officers or directors received a dividend payment. Certain of our employees and directors who held equity interests who were not eligible to receive a dividend payment received a bonus payment in connection with the dividend payment in February 2023.
We do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our cash for the foreseeable future will be used for working capital, to support our operations, to finance the growth and development of our business, and to repay debt. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to either pay for acquisitions or to conduct repurchases of our common stock under our share repurchase program, or both. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Recent sales of unregistered securities; purchases of equity securities by the issuer or affiliated purchaser
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b) (#)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans (a)(b) ($)
September 28, 2025 to October 25, 2025	—	—	—	2,786
October 26, 2025 to November 22, 2025	501,000	8.21	501,000	47,289
November 23, 2025 to January 3, 2026	610,916	9.20	610,916	41,669
Total	1,111,916	8.75	1,111,916
(a)On November 9, 2023, the Company announced the authorization of a share repurchase program of up to $50.0 million of the Company’s common stock which expired on November 8, 2025.
(b)On October 30, 2025, the Company announced the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 upon the expiration of the old share repurchase program and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. There was $41.7 million remaining under the share repurchase program as of January 3, 2026.
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

	6/29/2023	12/29/2023	6/28/2024	12/27/2024	6/27/2025	1/2/2026
Savers Value Village, Inc.	$100	$76	$53	$45	$45	$41
S&P 500 Index	$100	$109	$126	$139	$144	$162
S&P 500 Retail Select Industry Index	$100	$115	$120	$131	$126	$141
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company reports on a fiscal year basis, which ends on the Saturday nearest December 31. Our last two fiscal years consisted of the 53 weeks ended January 3, 2026 (“fiscal 2025”) and the 52 weeks ended December 28, 2024 (“fiscal 2024”).
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with our audited consolidated financial statements and related notes and other financial information included in this Annual Report. This section of this Annual Report generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the SEC on February 21, 2025.
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operated a total of 367 stores as of January 3, 2026 under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail (“AUR”) price of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of January 3, 2026, we had 6.1 million total active members enrolled in our U.S. and Canadian loyalty programs who shopped with us during fiscal 2025, compared to 5.9 million total active members as of December 28, 2024. Active members drove 72.7% of retail sales during fiscal 2025, compared to 72.4% during fiscal 2024.
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

We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable, as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. OSDs and GreenDrop are collectively the largest part of our supply mix and accounted for 78.0% and 76.3% of our total pounds processed for fiscal 2025 and 2024, respectively.
•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop locations: Attended donation stations that collect donations of items made by individuals to our NPPs at well-signed brick and mortar or trailer locations conveniently located closer to attractive donor neighborhoods in the same market as a store. On behalf of our NPPs, we solicit, collect and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
•Delivered supply: Delivered supply comprises donations delivered either to our CPCs or directly to our stores. This channel supplements OSDs and GreenDrop collections by addressing remaining assortment and volume needs necessary to offer customers a full and balanced product mix. Donations may be collected by our NPPs through neighborhood collections, donation drives, or similar methods, or we may solicit, collect and deliver items on behalf of our NPPs.
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. In fiscal 2025, we processed 1.1 billion pounds of secondhand goods, compared to 1.0 billion in fiscal 2024. We are continuing to implement our offsite processing strategy, which is an important component of our operating model and supports store growth by enabling processing at larger-scale facilities and distribution to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
Our store experience directly reflects our mission to make secondhand second nature. We deliver a well merchandised environment that maximizes customer engagement and supports a core tenet for any thrifter—the treasure hunt. Our stores offer a wide selection of quality items across clothing, home goods, books and other items. Our sales floor inventory is also regularly rotated and refreshed, providing our customers with an extensive, ever-changing selection at tremendous value.
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

Business Highlights
The Company’s results for fiscal 2025 included the benefit of one additional week (the "53rd week") relative to the prior year comparative period.
The following highlights our financial results for fiscal 2025. Comparisons are to fiscal 2024:
•Total Company net sales increased 9.2% to $1.68 billion. Excluding the benefit of the 53rd week, net sales increased 7.3%, constant-currency net sales increased 8.2% and comparable store sales increased 4.7%.
•For the U.S., net sales increased 12.9%. Excluding the benefit of the 53rd week, net sales increased 10.8% and comparable store sales increased 6.6%.
•For Canada, net sales increased 3.6%. Excluding the benefit of the 53rd week, net sales increased 2.0%, constant-currency net sales increased 4.1% and comparable store sales increased 2.0%.
•The Company opened 26 new stores, ending fiscal 2025 with 367 stores.
•The Company recorded pre-opening expenses of $16.0 million in fiscal 2025, compared to $16.7 million in fiscal 2024.
•Net income was $22.6 million, or $0.14 per diluted share, which included a $35.7 million pre-tax loss on extinguishment of debt. Net income margin was 1.3%.
•Adjusted net income was $72.7 million, or $0.45 per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $255.7 million and Adjusted EBITDA margin was 15.2%. Changes in foreign currency exchange rates negatively impacted Adjusted EBITDA by $2.4 million during fiscal 2025.
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
Secondary Offering
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (“Ares”) and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Secondary Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Secondary Offering, which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for fiscal 2025.
In connection with the Secondary Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the share repurchase from its existing cash on hand and it was not part of its existing share repurchase program authorized in November 2023.

Debt refinance and derivatives
On September 18, 2025, the Company entered into new Senior Secured Credit Facilities (the “2025 Senior Secured Credit Facilities”), consisting of a $750 million term loan facility (the “2025 Term Loan Facility”) and a $180 million revolving credit facility (the “2025 Revolving Credit Facility”). The proceeds of the 2025 Term Loan Facility were used, in part, to redeem the remaining aggregate principal amount of the Senior Secured Notes (the “Notes”), including accrued interest and a premium of 4.875%, or $19.5 million, and repay all outstanding borrowings under the term loan facility, dated as of April 26, 2021 (the “2021 Term Loan Facility”). As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt which included the $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
Concurrent with the debt refinancing, the Company entered into interest rate swaps with U.S. dollar (“USD”) notional amounts of $600 million and cross currency swaps with USD notional amounts of $200 million.
On December 23, 2025, the Company repaid $20.0 million in outstanding borrowings under the 2025 Term Loan Facility. This transaction resulted in a loss on extinguishment of debt of $0.4 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayment.
Share repurchases
During fiscal 2025, under its share repurchase programs, the Company repurchased 2.9 million shares at a weighted average price of $8.51 and a total cost of $25.1 million, excluding commissions and excise tax. As of January 3, 2026, the Company had $41.7 million remaining under the 2025 Share Repurchase Program (as defined below).
The Company announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective on November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1.
2025 Impact & Sustainability Report
The Company published its 2025 Impact & Sustainability Report covering fiscal 2024. The report highlights continued progress in advancing its environmental, social and governance (ESG) initiatives, including expanding its greenhouse gas emissions assessment, continued prioritization of team member development, advancements made toward reducing its operational footprint, and the ongoing evolution of its data privacy and cybersecurity programs. Together, these efforts further the Company’s mission of making secondhand second nature. The report can be found at https://ir.savers.com/esg.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes certain key performance indicators for the periods indicated:

	Fiscal Year
	2025	2024
Comparable Store Sales
U.S.	6.6%	2.7%
Canada	2.0%	(4.0)%
Total(1)	4.7%	(0.1)%
Other Metrics
Pounds processed (Ibs mm)	1,111	1,012
OSDs and GreenDrop as a % of total pounds processed	78.0%	76.3%
Sales yield	$1.47	$1.46
Cost of merchandise sold per pound processed	$0.68	$0.66
(1)Total comparable store sales include our Australia retail locations, in addition to the U.S. and Canada.
Comparable store sales
Comparable store sales is the percentage change in comparable store sales over the comparable period in the prior fiscal year. Beginning in fiscal 2025, comparable store sales is defined as sales by stores that have been in operation for all or a portion of 14 months. The impact of the change is inconsequential to prior periods, so we have not recast previous year amounts to reflect this change. For the periods presented, comparable store sales exclude stores acquired from 2 Peaches Group, LLC (the “2 Peaches Acquisition”). Comparable store sales is measured in local currency for Canada, while total comparable store sales is measured on a currency neutral basis. Comparable store sales for fiscal 2025 excludes the benefit of the 53rd week and compares the first 52 weeks in fiscal 2025 to the 52-week period reported for fiscal 2024.
Comparable store sales provides us with visibility into top-line performance on a like-for-like basis excluding new stores opened in the current or previous reporting period and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During fiscal 2025, our comparable store sales increased 4.7%, primarily reflecting higher average basket and transactions. During fiscal 2024, our comparable store sales were relatively flat.
Pounds processed and supply mix
We define pounds processed as the total number of pounds of goods processed during the period, excluding furniture and other large items. This metric is an indicator of the amount of secondhand goods processed during the period and is typically a key driver of top-line sales growth. We process inventory by receiving goods directly from our NPPs or through OSDs and GreenDrop, sorting them and placing them on the sales floor. This metric is an indicator of the amount of secondhand goods processed during the period and is typically a key driver of top-line sales growth. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable, as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. We believe investors can use these metrics to assist in their evaluation of our sales growth, sales yield and to an extent, gross product margin.
During fiscal 2025 and 2024, we processed 1.1 billion and 1.0 billion pounds of supply, respectively, of which 78.0% and 76.3% was comprised of supply from OSDs and GreenDrop, respectively.

Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. For fiscal 2025, sales yield is calculated based on the first 52 weeks in the period. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for fiscal 2025 was $1.47, compared to $1.46 for fiscal 2024. The 0.7% increase in sales yield primarily reflects items sold at higher price points, largely offset by a decrease in items sold per pound processed.
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
Cost of merchandise sold per pound processed during fiscal 2025 and 2024 was $0.68 and $0.66, respectively.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets.
The following table summarizes the Company’s store count activity for fiscal 2025:

	U.S.	Canada	Australia	Total
December 28, 2024	172	165	14	351
New stores	14	8	4	26
Closures	(7)	(3)	0	(10)
January 3, 2026	179	170	18	367

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Fiscal Year
	2025		2024
(in thousands)	Amount	% of Sales	Amount	% of Sales
Net sales	$1,678,954	100.0%	$1,537,617	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	750,876	44.7	669,744	43.6
Salaries, wages and benefits	349,010	20.8	331,023	21.5
Selling, general and administrative	374,486	22.3	337,131	21.9
Depreciation and amortization	80,482	4.8	69,530	4.5
Total operating expenses	1,554,854	92.6	1,407,428	91.5
Operating income	124,100	7.4	130,189	8.5
Other expense (income):
Interest expense, net	61,964	3.8	62,444	4.1
(Gain) loss on foreign currency, net	(11,032)	(0.7)	14,294	0.9
Loss on extinguishment of debt	35,728	2.1	4,088	0.3
Other expense (income), net	235	—	(71)	—
Other expense, net	86,895	5.2	80,755	5.3
Income before income taxes	37,205	2.2	49,434	3.2
Income tax expense	14,566	0.9	20,404	1.3
Net income	$22,639	1.3%	$29,030	1.9%
Comparison of fiscal 2025 and fiscal 2024
Net sales
The following table presents net sales:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Retail sales	$1,601,595	$1,463,404	$138,191	9.4%
Wholesale sales	77,359	74,213	3,146	4.2%
Total net sales	$1,678,954	$1,537,617	$141,337	9.2%
Retail sales increased by $138.2 million, or 9.4%, during fiscal 2025, compared to fiscal 2024. The increase in retail sales resulted primarily from a 4.7% increase in comparable store sales, growth in our store base and $27.7 million of sales attributable to the 53rd week of fiscal 2025, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$750,876	$669,744	$81,132	12.1%
Cost of merchandise sold increased 110 basis points to 44.7% of net sales during fiscal 2025, compared to 43.6% during fiscal 2024. The 110 basis point increase primarily reflects the impact of new stores and deleverage of cost of merchandise sold as a percentage of net sales on comparable store sales in Canada due to higher processing, partially offset by the favorable impact of year-over-year growth in OSDs.
Personnel costs classified within cost of merchandise sold were $461.1 million during fiscal 2025, compared to $393.1 million during fiscal 2024. The $68.0 million increase in personnel costs resulted primarily from growth in our store base, increased labor to support higher processing, the opening of new offsite processing facilities and higher wage rates.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Retail and wholesale	$224,219	$201,455	$22,764	11.3%
Corporate	124,791	129,568	(4,777)	(3.7)%
Total salaries, wages and benefits	$349,010	$331,023	$17,987	5.4%
Personnel costs for our retail and wholesale operations increased by $22.8 million, or 11.3%, during fiscal 2025, compared to fiscal 2024. The increase primarily reflects growth in our store base, higher annual incentive plan expense, as well as increased labor and wage rates.
Personnel costs for our corporate employees decreased by $4.8 million, or 3.7%, during fiscal 2025, compared to fiscal 2024, primarily reflecting a $29.5 million decrease in IPO-related stock-based compensation expense, largely offset by higher annual incentive plan expense, wages and non-IPO-related stock-based compensation expense.
Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Retail and wholesale	$321,493	$286,086	$35,407	12.4%
Corporate	52,993	51,045	1,948	3.8%
Total selling, general and administrative	$374,486	$337,131	$37,355	11.1%
SG&A for our retail and wholesale operations increased by $35.4 million, or 12.4%, during fiscal 2025, compared to fiscal 2024. The increase resulted primarily from growth in our store base, higher rent and utilities, as well as increased routine maintenance costs, partially offset by a decrease in marketing expenses.
Corporate SG&A increased by $1.9 million, or 3.8%, during fiscal 2025, compared to fiscal 2024. The increase primarily reflects investments in information technology, as well as debt transaction and Offering costs, partially offset by the year-over-year change in the fair value of acquisition-related contingent consideration and decreases in marketing and other professional service costs.

Depreciation and amortization
The following table presents depreciation and amortization:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Depreciation and amortization	$80,482	$69,530	$10,952	15.8%
The increase in depreciation and amortization resulted primarily from continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures. In addition, the increase reflects accelerated amortization and depreciation of $4.2 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment.
Interest expense, net
The following table presents interest expense, net:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Interest expense, net	$62,532	$67,810	$(5,278)	(7.8)%
Amortization of debt issuance costs and debt discount	4,768	5,611	(843)	(15.0)%
Gain on interest rate swaps	(5,336)	(10,977)	5,641	(51.4)%
Total interest expense, net	$61,964	$62,444	$(480)	(0.8)%
The $5.3 million decrease in interest expense, net was primarily due to a lower weighted average face value of debt and a decrease in the weighted average interest rate. The weighted average face value of debt decreased 5.6% from $773.8 million during fiscal 2024 to $730.6 million during fiscal 2025 primarily reflecting debt repayments, partially offset by incremental borrowings associated with the September 2025 debt refinancing. Over the same period, the weighted average interest rate decreased 105 basis points from 9.46% to 8.41%, primarily due to lower interest rates on outstanding amounts under our term loan facilities and the reduction in the margin obtained in connection with the September 2025 debt refinancing.
The $5.6 million decrease in gain on interest rate swaps resulted from the full reclassification in May 2025 of the remaining deferred gain recorded in accumulated other comprehensive income related to the interest rate swap terminated in April 2024.
(Gain) loss on foreign currency, net
The following table presents (gain) loss on foreign currency, net:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
(Gain) loss on foreign currency remeasurement	$(14,215)	$27,342	$(41,557)	n/m
Loss (gain) on derivative instruments	3,183	(13,048)	16,231	n/m
Total (gain) loss on foreign currency, net	$(11,032)	$14,294	$(25,326)	n/m
n/m - not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the USD. In fiscal 2025, the USD weakened against the CAD relative to December 28, 2024, which resulted in remeasurement gains of $14.2 million primarily from USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $3.2 million in fiscal 2025 on derivative instruments that we used to manage foreign currency exchange rate risk.
In fiscal 2024, the USD strengthened against the CAD relative to December 30, 2023, which resulted in remeasurement losses of $27.3 million primarily from USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $13.0 million in fiscal 2024 on derivative instruments that we used to manage foreign currency exchange risk.

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Loss on extinguishment of debt	$35,728	$4,088	$31,640	n/m
n/m - not meaningful
In fiscal 2025, loss on extinguishment of debt of $35.7 million comprised $2.7 million associated with the redemption of $44.5 million aggregate principal amount of the Notes on February 6, 2025, as well as $32.6 million associated with the redemption of the remaining aggregate principal amount of the Notes and repayment of all outstanding borrowings under the 2021 Term Loan Facility on September 18, 2025 having used the proceeds, in part, from the 2025 Term Loan Facility. The $32.6 million loss on extinguishment of debt included a $19.5 million prepayment premium, in addition to the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility. In addition, on December 23, 2025, the Company repaid $20.0 million in outstanding borrowings under the 2025 Term Loan Facility which resulted in a loss on extinguishment of debt of $0.4 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayment..
In fiscal 2024, loss on extinguishment of debt of $4.1 million comprised of $0.7 million associated with the repricing of outstanding borrowings under the 2021 Term Loan Facility and $3.4 million associated with the redemption of $49.5 million aggregate principal amount of the Notes.
Other expense (income), net
The following table presents other expense (income), net:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Other expense (income), net	$235	$(71)	$306	n/m
n/m - not meaningful
Other expense (income), net was comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Income tax expense
The following table presents income tax expense:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Income tax expense	$14,566	$20,404	$(5,838)	(28.6)%
Effective tax rate	39.2%	41.3%
During fiscal 2025, the Company recorded income tax expense of $14.6 million on income before income taxes of $37.2 million, which resulted in an effective tax rate of 39.2%. During fiscal 2024, the Company recorded income tax expense of $20.4 million on income before income taxes of $49.4 million, which resulted in an effective tax rate of 41.3%. The decrease in our effective tax rate resulted primarily from a partial release in valuation allowances and a lower Section 162(m) limitation for fiscal 2025.

Segment results
The following table presents net sales and profit by segment:

	Fiscal Year
(in thousands)	2025	2024	$ Change	% Change
Net sales:
U.S. Retail	$940,185	$832,581	$107,604	12.9%
Canada Retail	608,093	586,971	21,122	3.6%
Total segment sales	$1,548,278	$1,419,552	$128,726	9.1%
Segment profit:
U.S. Retail	$195,415	$181,949	$13,466	7.4%
Canada Retail	$153,540	$163,595	$(10,055)	(6.1)%
U.S. Retail
U.S. Retail sales increased by $107.6 million, or 12.9%, during fiscal 2025, compared to fiscal 2024. The increase in U.S. Retail sales resulted from a 6.6% increase in comparable store sales, growth in our store base and $17.6 million of sales attributable to the 53rd week of fiscal 2025. The increase in comparable store sales was driven by higher transactions and average basket.
U.S. Retail segment profit increased by $13.5 million, or 7.4%, during fiscal 2025, compared to fiscal 2024. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores.
Canada Retail
Canada Retail sales increased by $21.1 million, or 3.6%, during fiscal 2025, compared to fiscal 2024. The increase in Canada Retail sales resulted from growth in our store base, $9.2 million of sales attributable to the 53rd week of fiscal 2025 and a 2.0% increase in comparable store sales, partially offset by the impact of foreign currency exchange rates. The increase in comparable store sales was primarily driven by higher average basket.
Canada Retail segment profit decreased by $10.1 million, or 6.1%, during fiscal 2025, compared to fiscal 2024. The decrease in Canada Retail segment profit primarily reflects deleverage of expenses as a percentage of net sales on comparable store sales and the unfavorable impact of foreign currency exchange rates.
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
A reconciliation of GAAP net income and GAAP net income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Fiscal Year
(in thousands, except per share amounts)	2025	2024
Adjusted net income:
Net income	$22,639	$29,030
Loss on extinguishment of debt(1)(2)	35,728	4,088
IPO-related stock-based compensation expense(1)(3)	25,496	54,981
Transaction costs(1)(4)	3,426	2,621
Foreign currency exchange rate impacts(1)(5)	(9,812)	14,294
Executive transition costs(1)(6)	—	689
Other adjustments(1)(7)	8,907	4,312
Tax effect on adjustments(8)	(13,952)	(10,810)
Excess tax shortfall (benefit) from stock-based compensation	223	(2,321)
Adjusted net income	$72,655	$96,884

Adjusted net income per share, diluted:
Net income per share, diluted	$0.14	$0.17
Loss on extinguishment of debt(1)(2)	0.22	0.02
IPO-related stock-based compensation expense(1)(3)	0.16	0.33
Transaction costs(1)(4)	0.02	0.02
Foreign currency exchange rate impacts(1)(5)	(0.06)	0.09
Executive transition costs(1)(6)	—	—
Other adjustments(1)(7)	0.05	0.03
Tax effect on adjustments(8)	(0.09)	(0.06)
Excess tax shortfall (benefit) from stock-based compensation	—	(0.01)
Adjusted net income per share, diluted*	$0.45	$0.58
*May not foot due to rounding
(1)Presented pre-tax.

(2)Removes the effects of the loss on extinguishment of debt in relation to the partial repayment of the 2025 Term Loan Facility on December 23, 2025, the full redemption of the Notes and repayment of all outstanding borrowings under the 2021 Term Loan Facility on September 18, 2025, the partial redemption of the Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the 2021 Term Loan Facility on January 30, 2024.
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
(7)Fiscal 2025 includes store impairment and other related charges of $5.9 million, accelerated amortization and depreciation of $4.2 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment, and a reduction to the fair value of acquisition-related contingent consideration of $1.3 million. Fiscal 2024 includes an impairment charge on long-lived assets of $4.3 million.
(8)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
A reconciliation of GAAP net income to Adjusted EBITDA is presented in the table below:

	Fiscal Year
(dollars in thousands)	2025	2024
Net income	$22,639	$29,030
Interest expense, net	61,964	62,444
Income tax expense	14,566	20,404
Depreciation and amortization	80,482	69,530
Loss on extinguishment of debt(1)	35,728	4,088
Stock-based compensation expense(2)	38,602	61,636
Lease intangible asset expense(3)	3,316	3,531
Executive transition costs(4)	—	689
Transaction costs(5)	3,426	2,621
Foreign currency exchange rate impacts(6)	(9,812)	14,294
Other adjustments(7)	4,744	4,312
Adjusted EBITDA	$255,655	$272,579
Net income margin	1.3%	1.9%
Adjusted EBITDA margin	15.2%	17.7%
(1)Removes the effects of the loss on extinguishment of debt in relation to the partial repayment of the 2025 Term Loan Facility on December 23, 2025, the full redemption of the Notes and repayment of all outstanding borrowings under the 2021 Term Loan Facility on September 18, 2025, the partial redemption of the Notes on February 6, 2025 and March 4, 2024, and the repricing of outstanding borrowings under the 2021 Term Loan Facility on January 30, 2024.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents lease expense associated with acquired lease intangibles.
(4)Represents severance costs associated with executive leadership changes and retention costs associated with the 2 Peaches Acquisition.
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
(7)Fiscal 2025 includes store impairment and other related charges of $5.9 million, as well as a reduction to the fair value of acquisition-related contingent consideration of $1.3 million. Fiscal 2024 includes an impairment charge on long-lived assets of $4.3 million.

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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During fiscal 2025, as compared to fiscal 2024, the USD was stronger relative to the CAD and the Australian dollar (“AUD”) which resulted in an unfavorable foreign currency impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales, excluding the benefit of the 53rd week, is presented in the table below:

(dollars in thousands)	Net Sales	Benefit of 53rd Week	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
Fiscal 2025
U.S. Retail	$940,185	$(17,552)	$—	$922,633	$90,052	10.8%
Canada Retail	608,093	(9,150)	12,287	611,230	24,259	4.1%
Other	130,676	(2,221)	1,412	129,867	11,802	10.0%
Total net sales	$1,678,954	$(28,923)	$13,699	$1,663,730	$126,113	8.2%
Fiscal 2024
U.S. Retail	$832,581	n/a	n/a	$832,581	n/a	n/a
Canada Retail	586,971	n/a	n/a	586,971	n/a	n/a
Other	118,065	n/a	n/a	118,065	n/a	n/a
Total net sales	$1,537,617	n/a	n/a	$1,537,617	n/a	n/a

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

Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and make required minimum principal and interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to fund growth initiatives, to pay down debt, to conduct repurchases of our common stock, or to pay for acquisitions, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our 2025 Senior Secured Credit Facilities. As of January 3, 2026, $179.1 million was available to borrow under the 2025 Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 7. Debt to our audited consolidated financial statements for details of our debt.
2023 Share Repurchase Program
We announced on November 9, 2023 the authorization of a share repurchase program of up to $50 million of the Company’s common stock. The 2023 Share Repurchase Program expired on November 8, 2025. Under the 2023 Share Repurchase Program, we repurchased 5.2 million shares for approximately $48.6 million, excluding commissions and excise tax.
2025 Share Repurchase Program
We announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock. The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified or terminated at any time without prior notice. The amount, timing and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. Any repurchases will be funded by available cash and cash equivalents.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Fiscal Year
(in thousands)	2025	2024
Net cash provided by operating activities	$167,280	$134,276
Net cash used in investing activities	(118,467)	(80,523)
Net cash used in financing activities	(116,020)	(76,630)
Effect of exchange rate changes on cash and cash equivalents	3,144	(7,111)
Net change in cash and cash equivalents	$(64,063)	$(29,988)
Comparison of fiscal 2025 and fiscal 2024
Net cash provided by operating activities
Net cash provided by operating activities was $167.3 million for fiscal 2025, compared to $134.3 million for fiscal 2024, an increase of $33.0 million. The $33.0 million increase was primarily due to a $15.0 million reduction in annual incentive plan payments and a $13.0 million reduction in income taxes paid.

Net cash used in changes in operating assets and liabilities during fiscal 2025 consisted primarily of a $128.7 million change in operating lease liabilities, a $26.6 million change in prepaid expenses and other assets, a $15.6 million change in accrued payroll and related taxes and a $15.6 million change in accounts payable and accrued liabilities. The change in operating lease liabilities resulted from lease payments. The change in prepaid expenses and other assets was primarily a result of an increase in prepaid taxes due to the new tax legislation enacted in July 2025. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees. As of December 28, 2024, we had accrued $7.9 million for employee incentive compensation which was paid during the first quarter of fiscal 2025. As of January 3, 2026, we had accrued $26.9 million for employee incentive compensation, the majority of which we plan to pay during the first quarter of fiscal 2026. The change in accounts payable and accrued liabilities resulted primarily from interest payments on our debt, which were due periodically throughout the year. As of December 28, 2024, we had an accrued interest balance of $16.1 million on the Notes, which was paid during the first quarter of fiscal 2025. As of January 3, 2026, we had an accrued interest balance of $2.3 million on the 2025 Term Loan Facility, which will be paid during the first quarter of fiscal 2026. The Notes were fully redeemed during the third quarter of fiscal 2025, eliminating recurring interest accruals on the former Notes as of period end.
Net cash used in changes in operating assets and liabilities during fiscal 2024 consisted primarily of a $122.6 million change in operating lease liabilities and a $10.7 million change in accrued payroll and related taxes. The change in operating lease liabilities resulted from lease payments. The change in accrued payroll and related taxes resulted primarily from the annual payment of incentive compensation to our employees, partially offset by increases in accrued payroll and insurance reserves. As of December 30, 2023, we had accrued $24.4 million for employee incentive compensation which was paid during the first quarter of fiscal 2024. As of December 28, 2024, we had accrued $7.9 million for employee incentive compensation, the majority of which we paid during the first quarter of fiscal 2025.
Net cash used in investing activities
Net cash used in investing activities was $118.5 million for fiscal 2025, which consisted primarily of $118.6 million of expenditures related to investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Net cash used in investing activities was $80.5 million for fiscal 2024, which consisted primarily of $105.9 million of expenditures related to investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures. In fiscal 2024, we also received net proceeds of $28.5 million on settlement of derivative instruments, including $28.1 million to the April 2024 termination of our cross currency swaps, and made a net payment of $3.2 million related to the 2 Peaches Acquisition.
Net cash used in financing activities
Net cash used in financing activities was $116.0 million for fiscal 2025, which primarily reflected debt transactions effected during the fiscal year and $45.2 million of share repurchases. In September 2025, the Company received $746.3 million of proceeds from the 2025 Term Loan Facility to repay $716.8 million of existing long-term debt, in addition to paying a $19.5 million prepayment premium and $10.8 million of debt issuance costs. Further, in February 2025, the Company redeemed $44.5 million of the Notes and paid a $1.3 million prepayment premium, and in December 2025, repaid $20.0 million in outstanding borrowings under the 2025 Term Loan Facility.
Net cash used in financing activities was $76.6 million for fiscal 2024, consisting primarily of $55.5 million of principal payments on our long-term debt and $31.7 million of share repurchases under our $50.0 million 2023 Share Repurchase Program, partially offset by net proceeds of $11.9 million related to settlement of a then-existing interest rate swap with an other-than-insignificant financing element at inception, including $9.6 million related to the April 2024 termination of the aforementioned interest rate swap.

Critical Accounting Estimates
Our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. Preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the assumptions and estimates associated with income taxes have the greatest potential impact on our consolidated financial statements. Accordingly, we believe this policy is most critical to aid in fully understanding and evaluating our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows.
Income taxes
Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We utilize the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss, and tax credit carryforwards. Significant management judgment is required in evaluating the realizability of deferred tax assets which involves consideration of a wide range of factors, including, but not limited to, estimates of future taxable income, the timing and character of income, the impact of tax planning strategies, changes in tax laws, and applicable state apportionment factors. A valuation allowance is established against deferred tax assets if it is more likely than not that they will not be realized. Income tax expense represents the current expense incurred for the period plus or minus the change during the period in net deferred tax assets and liabilities.
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
Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of January 3, 2026, we had variable rate borrowings on the 2025 Senior Secured Credit Facilities of $730.0 million and no advances under our 2025 Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $7.3 million over 12 months based on amounts outstanding and interest rates in effect as of January 3, 2026.

In September 2025, we executed interest rate swaps to reduce our exposure to fluctuations in interest rates by effectively converting a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of January 3, 2026, our exposure to future interest rate fluctuations will be reduced by 82.2%. The interest rate swaps are scheduled to mature on June 29, 2029.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For fiscal 2025, approximately 41.6% of our net sales were denominated in a currency other than the USD. For fiscal 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $58.4 million, and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $71.4 million. A hypothetical 10% change in the relative fair value of the USD to the AUD would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts, which are maintained on a rolling 12-month basis.
As of January 3, 2026, $298.8 million of our USD-denominated borrowings is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These borrowings expose the Company to earnings volatility due to remeasurement. For fiscal 2025, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $27.2 million. For fiscal 2025, a hypothetical 10% weakening of the USD to the CAD would increase net income by $33.2 million. In September 2025, we executed cross currency swaps to effectively convert $200.0 million of the USD-denominated borrowings into CAD-denominated borrowings. The cross-currency swaps are scheduled to mature on June 29, 2029.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SAVERS VALUE VILLAGE, INC.

KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Savers Value Village, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Savers Value Village, Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG
International Limited, a private English company limited by guarantee.

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
Sufficiency of audit evidence over merchandise purchases
As discussed in Note 2, merchandise is purchased almost entirely from non-profit partners. The Company recorded $750.9 million of cost of merchandise sold, exclusive of depreciation and amortization for the year ended January 3, 2026, a portion of which is related to the purchase of merchandise from non-profit partners. The processing and recording of the purchase of merchandise from non-profit partners (merchandise purchases) is reliant upon multiple information technology (IT) systems.
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
Boise, Idaho
February 20, 2026

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts)

	Fiscal Year
	2025	2024	2023
Net sales	$1,678,954	$1,537,617	$1,500,249
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	750,876	669,744	619,671
Salaries, wages and benefits	349,010	331,023	366,189
Selling, general and administrative	374,486	337,131	311,388
Depreciation and amortization	80,482	69,530	61,144
Total operating expenses	1,554,854	1,407,428	1,358,392
Operating income	124,100	130,189	141,857
Other expense (income):
Interest expense, net	61,964	62,444	88,500
(Gain) loss on foreign currency, net	(11,032)	14,294	(6,660)
Loss on extinguishment of debt	35,728	4,088	16,626
Other expense (income), net	235	(71)	(3,688)
Other expense, net	86,895	80,755	94,778
Income before income taxes	37,205	49,434	47,079
Income tax expense (benefit)	14,566	20,404	(6,036)
Net income	22,639	29,030	53,115
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,565	(7,649)	(995)
Cash flow hedges	(5,404)	(8,613)	(7,969)
Other comprehensive loss	(839)	(16,262)	(8,964)
Comprehensive income	$21,800	$12,768	$44,151
Net income per share, basic	$0.14	$0.18	$0.35
Net income per share, diluted	$0.14	$0.17	$0.34
Basic weighted average shares outstanding	156,649	160,911	151,027
Diluted weighted average shares outstanding	162,779	166,706	156,156
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Balance Sheets
(All amounts in thousands, except per share amounts)

	January 3, 2026	December 28, 2024
Current assets:
Cash and cash equivalents	$85,904	$149,967
Trade receivables, net	17,094	16,761
Inventories	41,480	34,288
Prepaid expenses and other current assets	52,629	29,208
Total current assets	197,107	230,224
Property and equipment, net	338,995	270,123
Right-of-use lease assets	634,012	552,762
Goodwill	677,884	665,465
Intangible assets, net	153,589	159,330
Other assets	9,300	7,591
Total assets	$2,010,887	$1,885,495
Current liabilities:
Accounts payable and accrued liabilities	$75,636	$83,039
Accrued payroll and related taxes	71,295	52,252
Lease liabilities – current	89,586	89,809
Current portion of long-term debt	7,500	6,000
Total current liabilities	244,017	231,100
Long-term debt, net	708,215	735,133
Lease liabilities – non-current	575,962	472,343
Other liabilities	47,114	25,239
Total liabilities	1,575,308	1,463,815
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 155,283 and 159,164 shares issued and outstanding	—	—
Additional paid-in capital	695,443	657,906
Accumulated deficit	(273,250)	(250,451)
Accumulated other comprehensive income	13,386	14,225
Total stockholders’ equity	435,579	421,680
Total liabilities and stockholders’ equity	$2,010,887	$1,885,495
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	141,590	$—	$226,327	$(38,443)	$39,451	$227,335
Proceeds from initial public offering, net of underwriting fees and offering costs of $42,473	18,750	—	295,027	—	—	295,027
Stock-based compensation	—	—	72,604	—	—	72,604
Stock issued under stock incentive plans, net	158	—	(150)	—	—	(150)
Repurchase of common stock prior to initial public offering	(45)	—	(699)	—	—	(699)
Dividends declared, $1.32 per share	—	—	—	(262,213)	—	(262,213)
Comprehensive income (loss)	—	—	—	53,115	(8,964)	44,151
Balance at December 30, 2023	160,453	—	593,109	(247,541)	30,487	376,055
Stock-based compensation	—	—	61,636	—	—	61,636
Stock issued under stock incentive plans, net	1,920	—	3,161	—	—	3,161
Repurchase of common stock, including excise tax	(3,209)	—	—	(31,940)	—	(31,940)
Comprehensive income (loss)	—	—	—	29,030	(16,262)	12,768
Balance at December 28, 2024	159,164	—	657,906	(250,451)	14,225	421,680
Stock-based compensation	—	—	36,587	—	—	36,587
Stock issued under stock incentive plans, net	1,322	—	950	—	—	950
Repurchase of common stock, including excise tax	(5,203)	—	—	(45,438)	—	(45,438)
Comprehensive income (loss)	—	—	—	22,639	(839)	21,800
Balance at January 3, 2026	155,283	$—	$695,443	$(273,250)	$13,386	$435,579
The accompanying notes are an integral part of these consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Consolidated Statements of Cash Flows
(All amounts in thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income	$22,639	$29,030	$53,115
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	38,602	61,636	72,604
Amortization of debt issuance costs and debt discount	4,768	5,611	6,051
Depreciation and amortization	80,482	69,530	61,144
Operating lease expense	147,671	132,173	119,908
Deferred income taxes, net	7,712	(31,880)	(35,249)
Loss on extinguishment of debt	35,728	4,088	16,626
Other items	(12,798)	9,048	(15,055)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(187)	(5,748)	740
Inventories	(6,419)	(1,898)	(10,926)
Prepaid expenses and other assets	(26,612)	1,073	3,659
Accounts payable and accrued liabilities	(15,630)	(8,046)	8,154
Accrued payroll and related taxes	15,554	(10,688)	2,428
Operating lease liabilities	(128,695)	(122,630)	(110,438)
Other liabilities	4,465	2,977	2,404
Net cash provided by operating activities	167,280	134,276	175,165
Cash flows from investing activities:
Purchases of property and equipment	(118,643)	(105,877)	(91,743)
Settlement of derivative instruments, net	2,480	28,543	28
Purchase of marketable securities	(3,087)	—	—
Proceeds from sale of marketable securities	783	—	—
Business acquisition, net of cash acquired	—	(3,189)	—
Purchase of trade name	—	—	(650)
Net cash used in investing activities	(118,467)	(80,523)	(92,365)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	746,250	—	529,247
Principal payments on long-term debt	(781,256)	(55,500)	(547,931)
Payment of debt issuance costs	(10,778)	(1,004)	(4,359)
Prepayment premium on extinguishment of debt	(20,884)	(1,485)	(1,650)
Advances on revolving line of credit	—	—	42,000
Repayments of revolving line of credit	—	—	(84,000)
Proceeds from stock option exercises	1,748	3,721	—
Repurchase of common stock, including excise tax	(45,211)	(31,674)	(699)
Shares withheld for taxes	(798)	(560)	(150)
Principal payments on finance lease liabilities	(3,958)	(1,615)	(1,526)
Settlement of derivative instrument, net	—	11,925	8,601
Dividends paid	—	—	(262,235)
Proceeds from initial public offering, net	—	—	314,719
Payment of offering costs	—	—	(9,061)
Other	(1,133)	(438)	—
Net cash used in financing activities	(116,020)	(76,630)	(17,044)
Effect of exchange rate changes on cash and cash equivalents	3,144	(7,111)	2,067
Net change in cash and cash equivalents	(64,063)	(29,988)	67,823
Cash and cash equivalents at beginning of period	149,967	179,955	112,132
Cash and cash equivalents at end of period	$85,904	$149,967	$179,955
Supplemental disclosures of cash flow information:
Interest paid on debt	$76,816	$75,409	$79,133
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$6,613	$3,787	$5,276
Repurchase of common stock and excise tax not yet paid	$494	$267	$—
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
The Company reports on a fiscal year basis, which ends on the Saturday nearest December 31. Our last three fiscal years consisted of the 53 weeks ended January 3, 2026 (“fiscal 2025”), the 52 weeks ended December 28, 2024 (“fiscal 2024”) and the 52 weeks ended December 30, 2023 (“fiscal 2023”). All amounts in the Notes to the Consolidated Financial Statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
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
In addition to the 18.8 million shares sold by the Company, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation (the “Ares Funds”) sold 6.9 million shares, including 3.3 million shares pursuant to the exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from sales made by the Ares Funds.
Secondary offering
On May 16, 2025, the Ares Funds and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Secondary Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders but incurred approximately $1.2 million in costs associated with the Secondary Offering, which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for fiscal 2025.
In connection with the Secondary Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a total cost of approximately $20.0 million, excluding excise tax, at a price per share equal to the price per share paid by the underwriters to the Selling Stockholders (the “Concurrent Share Repurchase”). The underwriters did not receive any compensation for the shares repurchased by the Company. See Note 14. Share Repurchases for further details.

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
Foreign currency
The functional currency of the Company’s foreign entities is the local currency of the country in which the entity operates. Assets and liabilities of foreign operations are translated into U.S. dollars, the reporting currency of the Company, using exchange rates in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as a foreign currency translation adjustment and is included in other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets. Income and expense accounts of the Company’s foreign entities are translated into U.S. dollars using average exchange rates during the reporting period.
(Gain) loss on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income comprises realized gains and losses upon settlement of foreign currency transactions, remeasurement gains and losses on unsettled foreign currency transactions, and realized and unrealized gains and losses on cross currency swaps and forward contracts (see Note 10. Derivative Financial Instruments). Realized and unrealized (gains) and losses on foreign currency transactions totaled $(14.2) million in fiscal 2025, $27.3 million in fiscal 2024 and $(9.8) million in fiscal 2023.
Foreign currency gains and losses relating to intercompany loans issued by or to foreign subsidiaries are not eliminated during consolidation and are included in (gain) loss on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income.
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
Wholesale sales. Sales of products are recognized at the point of shipment with no right of return and exclude shipping and handling costs, which are paid by the customer. The Company’s revenue arrangements do not contain a significant financing component.
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Fiscal Year
(in thousands)	2025	2024	2023
Retail sales	$1,601,595	$1,463,404	$1,427,024
Wholesale sales	77,359	74,213	73,225
Total net sales	$1,678,954	$1,537,617	$1,500,249
Cash and cash equivalents
Cash and cash equivalents consist of cash, demand deposits with banks, proceeds due from credit and debit card transactions and money market funds with maturity dates of three months or less from the date of purchase. The carrying amounts reported for cash and cash equivalents are considered to approximate fair value based upon their short maturities.
The Company’s cash deposits are maintained in accounts primarily with two major financial institutions in the U.S. and Canada. Substantially all cash on deposit exceeds the federally insured limits for such deposits. Money market funds are invested in a single fund that invests in U.S. Government and U.S. Treasury securities. The Company also maintains a money market account within a rabbi trust related to its deferred compensation plan that participants may select as an investment option.
Trade accounts receivable
Trade accounts receivable are recorded at the invoiced amount, net of any allowances. Both trade accounts receivable and the allowance for credit losses relate to wholesale sales.
Inventories
Inventories consist almost entirely of used clothing and other household goods purchased from nonprofit partners. Inventory is valued at the lower of average purchase cost or net realizable value. The allowance for excess inventory as of January 3, 2026 and December 28, 2024 was immaterial.
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
In fiscal 2025 and 2024, the Company recorded an impairment charge on its long-lived assets of $4.0 million and $4.3 million, respectively, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. In fiscal 2023, no triggering events were identified and no impairment charges were recorded on the Company’s long-lived assets.
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
The Company’s reporting units are consistent with its reportable segments, with goodwill balances allocated entirely to the U.S. Retail and Canada Retail reporting units. No goodwill impairment was recorded during fiscal 2025, 2024 and 2023.
Intangible assets
Intangible assets represent the Company’s trade names, trademarks and charity licensing agreements. The Company’s trade names and trademarks, which have indefinite lives, are not amortized, but rather, reviewed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Charity licensing agreements are amortized using the straight-line method over their estimated useful life, which is usually 15 years. No intangible asset impairment was recorded during fiscal 2025, 2024 and 2023.

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
Advertising costs
Advertising production costs and media placement costs are expensed the first time the advertisement takes place. Total advertising costs during fiscal 2025, 2024 and 2023 were $8.3 million, $10.7 million and $9.0 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
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
The grant-date fair value of time-based options is determined using the Black-Scholes-Merton option pricing model. The grant-date fair value of performance-based options is determined using the Black-Scholes-Merton option-pricing model for awards tied to the Company’s IPO and a Monte Carlo simulation for awards subject to market-specific conditions, with the probability of achieving the market condition reflected in the grant-date fair value.
We recognize expense for time-based options on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We recognize expense for performance-based options subject to Company-specific conditions when it is probable that performance conditions will be achieved, and recognize the expense on a graded vesting basis over the expected vesting period. For performance-based options subject to market-specific conditions, expense is recognized on a graded vesting basis over the expected vesting period and is recognized regardless of whether the market-specific conditions are achieved.

The grant-date fair value of all RSUs is estimated based on the fair value of our common stock on the date of grant. We recognize expense for RSUs on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Liability-classified RSUs are initially measured at fair value and remeasured at each reporting date until settlement, with changes in fair value recognized as compensation expense. For a more detailed discussion of stock-based compensation, see Note 13. Stock-Based Compensation.
Share repurchases
Repurchased shares are retired and the excess of cost over par value is recorded as an increase in accumulated deficit.
Net income per share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share reflects the impact of potentially dilutive common equivalent shares under the treasury stock method. The dilutive impact of shares issued under incentive plans is determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units and the exercise of outstanding time-based options. The dilutive impact related to contingently issuable performance-based options is determined using a two-step approach that applies both the contingently issuable share guidance and the treasury stock method.
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
Derivative instruments that are not designated as hedges are intended to economically hedge a portion of our foreign exchange risk. All gains and losses on these economic hedges are recorded immediately in (gain) loss on foreign currency, net in the Consolidated Statements of Operations and Comprehensive Income.
For derivative instruments designated as cash flow hedges, unrealized gains and losses from changes in fair value are initially reported as a component of accumulated other comprehensive income on the Consolidated Balance Sheets and are reclassified to interest expense, net in the Consolidated Statements of Operations and Comprehensive Income as interest payments are made on the Company’s variable-rate debt. For derivative instruments designated as cash flow hedges, realized gains and losses from settlement are a component of interest expense, net in the Consolidated Statements of Operations and Comprehensive Income.
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
Leases
The Company leases various real estate, including retail stores, offsite processing facilities, wholesale warehouses and office space, as well as vehicles. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, lease liabilities – current and non-current – in our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred.

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
As of January 3, 2026, the Company’s leases had remaining lease terms of greater than 1 year to 20 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. The option periods are generally not included in the lease term used to measure our lease liabilities and lease assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and lease asset when we are reasonably certain to exercise a renewal option. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public entities on an annual basis disclose specific categories in the rate reconciliation table, provide additional information for reconciling items that meet a quantitative threshold and provide additional information about income taxes paid. The Company adopted ASU 2023-09 for the year ended January 3, 2026 and applied the guidance on a prospective basis, with no change to prior period disclosures. This guidance impacted the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
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
Note 3. 2 Peaches Acquisition
On May 6, 2024, the Company acquired all of the equity of 2 Peaches Group, LLC (“2 Peaches”) for $5.4 million, which is comprised of cash consideration of $3.5 million, including a holdback of $0.5 million, and acquisition-related contingent consideration with an initial fair value of $1.9 million (the “2 Peaches Acquisition”). 2 Peaches was a thrift store chain with seven locations in the Atlanta, Georgia, metropolitan area. The acquired stores were the Company’s first locations in the state of Georgia and serve as a base for the Company’s entrance and expansion into the southeast region of the U.S.
The acquisition-related contingent consideration arrangement with an initial fair value of $1.9 million required us to make a future cash payment of up to $2.7 million upon achievement of specific milestones. In September 2025, the Company paid $0.7 million to settle the acquisition-related contingent consideration obligation in full.

Note 4. Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	January 3, 2026	December 28, 2024
Furniture, fixtures and equipment	$346,544	$291,772
Leasehold improvements	198,474	133,947
Finance leases	29,832	13,281
Construction in progress	79,974	74,922
Total property and equipment	654,824	513,922
Less: accumulated depreciation	315,829	243,799
Total property and equipment, net	$338,995	$270,123
Depreciation expense for fiscal 2025, 2024 and 2023 was $73.7 million, $61.3 million and $56.0 million, respectively. Fiscal 2025 includes accelerated depreciation of $1.6 million due to a reduction of the estimated useful lives for certain store-related property and equipment.
Note 5. Goodwill
Changes in the carrying value of goodwill by reportable segments were as follows:

(in thousands)	U.S. Retail	Canada Retail	Total
Balance at December 30, 2023	$414,946	$272,422	$687,368
Foreign currency translation effect	—	(21,951)	(21,951)
Business acquisition	48	—	48
Balance at December 28, 2024	414,994	250,471	665,465
Foreign currency translation effect	—	12,419	12,419
Balance at January 3, 2026	$414,994	$262,890	$677,884
Note 6. Intangible Assets
The components of intangible assets were as follows:

(in thousands)	January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$118,650	$—	$118,650
Charity licensing agreements	61,395	(26,456)	34,939
Total	$180,045	$(26,456)	$153,589

(in thousands)	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$118,650	$—	$118,650
Charity licensing agreements	63,625	(22,945)	40,680
Total	$182,275	$(22,945)	$159,330
The amortization expense associated with intangible assets was $6.8 million, $8.3 million and $5.2 million for fiscal 2025, 2024 and 2023, respectively. Fiscal 2025 includes $2.6 million of accelerated amortization due to a reduction of the estimated useful lives for certain acquisition-related charity licensing agreements. The estimated aggregate amortization expense of intangible assets for each of the five years commencing after January 3, 2026 is $4.1 million.

Note 7. Debt
Long-term debt consisted of the following:

(in thousands)	January 3, 2026	December 28, 2024
2025 Term Loan Facility	$730,000	$—
Senior Secured Notes	—	445,500
2021 Term Loan Facility	—	315,756
Total face value of debt	730,000	761,256
Less: current portion of long-term debt	7,500	6,000
Less: unamortized debt issuance costs and debt discount	14,285	20,123
Long-term debt, net	$708,215	$735,133
2025 Senior Secured Credit Facilities
On September 18, 2025, the Company entered into new Senior Secured Credit Facilities (the “2025 Senior Secured Credit Facilities”), consisting of a $750 million term loan facility (the “2025 Term Loan Facility”) and a $180 million revolving credit facility (the “2025 Revolving Credit Facility”). The proceeds of the 2025 Term Loan Facility were used, in part, to redeem the remaining aggregate principal amount of the Senior Secured Notes (the “Notes”), including accrued interest and a premium of 4.875%, or $19.5 million, and repay all outstanding borrowings under the term loan facility, dated as of April 26, 2021 (the “2021 Term Loan Facility”). As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt which included the $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
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
On December 23, 2025, the Company repaid $20.0 million in outstanding borrowings under the 2025 Term Loan Facility. This transaction resulted in a loss on extinguishment of debt of $0.4 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayment.

2025 Revolving Credit Facility
The 2025 Revolving Credit Facility matures in September 2030. The maximum available amount under the 2025 Revolving Credit Facility is $180 million, with $75 million available for letters of credit and a swingline sublimit of $25 million. As of January 3, 2026, there were no advances on the 2025 Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $179.1 million was available to borrow.
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
2021 Senior Secured Credit Facilities
The 2021 Senior Secured Credit Facilities consisted of the 2021 Term Loan Facility and a revolving credit facility (the “2021 Revolving Credit Facility”). The Company’s principal subsidiaries in the U.S. and Canada were borrowers under the 2021 Senior Secured Credit Facilities and most of the Company’s U.S. and Canadian subsidiaries were guarantors. The 2021 Senior Secured Credit Facilities were secured by a first priority lien on substantially all assets of the borrowers and guarantors, subject to certain exceptions. The 2021 Revolving Credit Facility was senior to the 2021 Term Loan Facility in right of payment.
The 2021 Senior Secured Credit Facilities had customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, incur liens, make investments, make restricted payments (including restrictions on the payment of dividends), make optional prepayments on junior financings, engage in transactions with affiliates and make asset sales, in each case subject to customary exceptions and baskets.
The 2021 Senior Secured Credit Facilities also had a customary uncommitted incremental facility of (i) the greater of $136.0 million or EBITDA for the prior four fiscal quarters plus (ii) additional amounts based on the Company’s net leverage ratio or interest coverage ratio plus (iii) certain specific additional amounts.
2021 Term Loan Facility
Borrowings under the 2021 Term Loan Facility were due in full at maturity in April 2028. The Term Loan Facility bore interest at a variable rate equal to a reference rate plus a margin ranging from 2.50% to 3.75% based on loan type and our first lien net leverage ratio.
The Company was required to prepay the Term Loan Facility with a percentage of the Company’s annual excess cash flow if the first lien net leverage ratio was greater than or equal to 3.50 to 1.00. The Company was also required to prepay the Term Loan Facility with a percentage of the net cash proceeds of certain asset sales, subject to customary reinvestment provisions, when the first lien net leverage ratio was greater than or equal to 3.50 to 1.00. The Company was able to prepay amounts outstanding under the Term Loan Facility without a prepayment premium.
On January 30, 2024, the Company entered into the third amendment to its 2021 Senior Secured Credit Facilities which repriced the outstanding borrowings under the 2021 Term Loan Facility resulting in a loss on extinguishment of debt of $0.7 million.
2021 Revolving Credit Facility
The 2021 Revolving Credit Facility was set to mature in April 2027. The maximum available amount under the 2021 Revolving Credit Facility was $125.0 million, with $60.0 million available for letters of credit and a swingline sublimit of $10.0 million.
The interest rate on revolver draws was variable at a rate equal to the reference rate plus a margin of 2.25% or 3.25% based on loan type. A 0.5% commitment fee was payable quarterly on the unused portion of the Revolving Credit Facility.

The 2021 Revolving Credit Facility was subject to a financial maintenance covenant that required us to ensure the first lien net leverage ratio, which was tested quarterly, did not exceed 7.75 to 1.00. The financial maintenance covenant was only applicable if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the 2021 Revolving Credit Facility (excluding up to $20 million of undrawn letters of credit and certain other amounts) exceeded 35% of the committed amount. The 2021 Revolving Credit Facility provided for customary equity cure rights.
Senior Secured Notes
In February 2023, the Company issued $550.0 million aggregate principal amount of Notes which had a fixed interest rate of 9.75% with interest due every February 15 and August 15. As of December 28, 2024, the Company had a $16.1 million balance for accrued interest on the Notes, which is classified in accounts payable & accrued liabilities in the Consolidated Balance Sheets. The Notes were due in full at maturity in April 2028, coterminous with the 2021 Term Loan Facility. The Company’s principal subsidiaries in the U.S. were issuers of the Notes. The Notes were fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by most of the Company’s U.S. and Canadian subsidiaries (other than the issuers). The Notes were secured by a first priority lien on substantially all assets of the issuers and guarantors, subject to certain exceptions, on an equal and ratable basis with indebtedness under the 2021 Term Loan Facility. The Notes ranked pari passu with the 2021 Term Loan Facility in right of payment and were subordinated to our super-priority 2021 Revolving Credit Facility in right of payment.
The indenture, pursuant to which the Notes were issued, contains customary affirmative and negative covenants, which were similar in scope to those in the 2021 Senior Secured Credit Facilities, although there were no financial maintenance covenants in the indenture governing the Notes. Certain covenants could be suspended in the event the Notes were assigned an investment grade rating from two of three rating agencies.
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
As described above, the Company redeemed the remaining aggregate principal amount of the Notes in September 2025 using the proceeds of the 2025 Term Loan Facility.
Required minimum principal payments
Required minimum principal payments on debt for each of the following fiscal years as of January 3, 2026 are as follows:

(in thousands)
2026	$7,500
2027	7,500
2028	7,500
2029	7,500
2030	7,500
Thereafter	692,500
Total	$730,000

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at January 3, 2026:

(in thousands)	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$23,136	$—	$—	$23,136
Interest rate swaps	—	42	—	42
Cross currency swaps	—	1,617	—	1,617
Marketable securities (1)	2,594	—	—	2,594
Total	$25,730	$1,659	$—	$27,389
Liabilities:
Interest rate swaps	$—	$1,181	$—	$1,181
Cross currency swaps	—	2,363	—	2,363
Forward contracts	—	349	—	349
Total	$—	$3,893	$—	$3,893
(1)Represents investments held in a rabbi trust associated with the Company’s deferred compensation plan and are included in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets.
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
There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 for fiscal 2025 or fiscal 2024.

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
The fair value of the acquisition-related contingent consideration liability is measured using the probability-weighted present value of the potential payment. The probability-weighted present value of the potential payment is based on significant unobservable inputs, including management estimates and assumptions. Accordingly, the fair value of the acquisition-related contingent consideration has been classified as Level 3. In September 2025, the Company paid $0.7 million to settle the 2 Peaches acquisition-related contingent consideration obligation in full.
The following table provides a reconciliation of the acquisition-related contingent consideration liability measured at fair value using Level 3 significant unobservable inputs:

(in thousands)
Balance at December 28, 2024	$2,000
Change in fair value recorded in selling, general and administrative	(1,300)
Cash payment	(700)
Balance at January 3, 2026	$—
Non-recurring fair value measurements
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and ROU lease assets, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. In fiscal 2025 and 2024, the Company recognized impairment charges of $2.8 million and $2.5 million, respectively, on ROU lease assets and $1.2 million and $1.8 million, respectively, on property and equipment which are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Fair value of these assets was determined using discounted cash flow models based on significant unobservable inputs, including projected store-level cash flows, discount rates and market rental data. Accordingly, the fair value of these assets are classified as Level 3 within the fair value hierarchy.
Other fair value disclosures
The fair value of borrowings under the Company’s 2025 Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at January 3, 2026. The Company’s Notes were fully redeemed on September 18, 2025. The fair value of the Company’s Notes, based on Level 1 inputs, was $467.6 million at December 28, 2024. The fair value of borrowings under the Company’s 2021 Senior Secured Credit Facilities approximated their carrying value and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at December 28, 2024.

Note 9. Leases
The components of total lease costs, net, consisted of the following:

	Fiscal Year
(in thousands)	2025	2024	2023
Operating lease costs	$147,671	$132,173	$119,908
Short-term and variable lease costs	57,808	53,191	41,559
Sublease income	(2,470)	(2,452)	(2,703)
Finance lease costs:
Amortization of lease assets	3,980	1,725	1,152
Interest on lease obligations	1,465	587	247
Total lease costs, net	$208,454	$185,224	$160,163
The maturities of our lease obligations at January 3, 2026 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2026	$141,370	$6,316	$147,686
2027	138,469	5,902	144,371
2028	115,233	5,174	120,407
2029	111,258	4,822	116,080
2030	96,040	3,777	99,817
Thereafter	333,995	2,859	336,854
Total undiscounted payments	936,365	28,850	965,215
Less: Interest	270,817	6,126	276,943
Present value of lease obligations	$665,548	$22,724	$688,272
Supplemental cash flow information related to leases is as follows:

	Fiscal Year
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$134,760	$123,945	$112,139
Operating cash flows for finance leases	$1,465	$587	$247
Financing cash flows for finance leases	$3,958	$1,615	$1,526
Noncash investing activities:
Assets obtained in exchange for new operating lease obligations	$175,579	$160,348	$145,206
Assets obtained in exchange for new finance lease obligations	$18,606	$4,738	$3,517

Supplemental balance sheet information related to leases is as follows:

(in thousands)	Balance Sheet Location	January 3, 2026	December 28, 2024
Assets:
Operating lease assets	Right-of-use lease assets	$634,012	$552,762
Finance lease assets	Property and equipment, net(1)	22,690	8,465
Total leased assets		$656,702	$561,227

Current liabilities:
Operating lease liabilities	Lease liabilities – current	$89,586	$89,809
Finance lease liabilities	Accounts payable and accrued liabilities	6,315	2,729
Long-term liabilities:
Operating lease liabilities	Lease liabilities – non-current	575,962	472,343
Finance lease liabilities	Other liabilities	16,409	5,743
Total lease liabilities		$688,272	$570,624

Weighted average remaining lease term (years) - operating		7.62	7.68
Weighted average remaining lease term (years) - financing		5.14	4.70
Weighted average discount rate - operating		8.36%	8.62%
Weighted average discount rate - financing		8.43%	8.65%
(1)Finance lease assets are net of accumulated amortization of $7.1 million and $4.8 million as of January 3, 2026 and December 28, 2024, respectively.
Note 10. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in foreign currency exchange rates through the use of forward contracts, cross currency swaps or both and uses interest rate swaps to manage the risk of changes in interest rates. The Company’s derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. Refer to Note 8. Fair Value Measurements for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts and cross currency swaps to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) exchange rate. Forward contracts and cross currency swaps lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of January 3, 2026 and December 28, 2024, the Company’s forward contracts had USD equivalent notional amounts of $102.4 million and $102.5 million, respectively. In September 2025, the Company entered into cross currency swaps with USD notional amounts of $200.0 million as of January 3, 2026. In April 2024, the Company terminated its then-existing cross currency swaps, resulting in net proceeds of $28.1 million. Cross currency swaps and forward contracts were not designated in hedging relationships.

Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s 2025 Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In September 2025, the Company entered into interest rate swaps with USD notional amounts of $600.0 million as of January 3, 2026. In April 2024, the Company terminated its then-existing interest rate swaps, resulting in net proceeds of $10.3 million. All interest rate swaps were designated as cash flow hedging instruments.
The fair value of derivative financial instruments were as follows:

		January 3, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Accounts payable and accrued liabilities(1)	$339	$(688)
Cross currency swaps	Prepaid expenses and other current assets	1,617	—
Cross currency swaps	Other liabilities	—	(2,363)
Total		$1,956	$(3,051)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$42	$—
Interest rate swaps	Accounts payable and accrued liabilities(1)	29	—
Interest rate swaps	Other liabilities	—	(1,210)
Total		$71	$(1,210)
Deferred loss on interest rate swap(2)	Accumulated other comprehensive income	$—	$(1,221)

		December 28, 2024
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets(1)	$4,653	$(79)
Deferred gain on interest rate swap(2)(3)	Accumulated other comprehensive income	$4,432	$—
(1)Derivatives subject to master netting agreements are presented net on the Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.
(3)The accumulated other comprehensive income balance of $4.4 million consists of the deferred gain associated with interest rate swaps that were terminated in April 2024.
The impact of derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income was as follows:

(in thousands, gross of immaterial income taxes)	Fiscal Year
	2025	2024	2023
Loss (gain) on forward contracts recognized in (gain) loss on foreign currency, net	$2,840	$(5,401)	$373
Loss (gain) on cross currency swaps recognized in (gain) loss on foreign currency, net	$343	$(7,647)	$2,770
Gain on interest rate swaps recognized in interest expense, net	$(5,336)	$(10,977)	$(11,110)
The table below presents the effect of cash flow hedge accounting on comprehensive income:

(in thousands, gross of immaterial income taxes)	Fiscal Year
	2025	2024	2023
(Loss) gain recognized in other comprehensive loss	$(317)	$2,364	$3,141
Gain reclassified from accumulated other comprehensive income into net income	$5,336	$10,977	$11,110
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense, net in the Consolidated Statements of Operations and Comprehensive Income. Within the next twelve months, the Company estimates that $0.1 million of losses currently recognized within accumulated other comprehensive income will be reclassified as an increase in interest expense, net.
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
The Company’s CODM assesses segment performance and makes resource allocation decisions primarily based on weekly, monthly and quarterly reports that focus predominantly on segment net sales, the drivers of segment net sales and key non-financial operating metrics by segment. These weekly, monthly and quarterly reports compare actual segment performance against performance in the comparative period in the prior year, against budget, against forecast, or as a trend over time, or any combination of the foregoing. Collectively, these factors provide the CODM with insight into segment profitability. The Company’s CODM is provided with segment profit as well as significant segment expenses on a recurring basis.
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
Beginning in the first quarter of fiscal 2025, the Company revised its calculation of segment profit to include, among other things, lease expense as recognized under Topic 842, Leases, consistent with the information provided to the CODM. Previously, segment profit included cash-basis rent. Prior period amounts have been recast to reflect this change, resulting in a decrease in segment profit of $5.3 million for the U.S. Retail segment and a decrease of $1.5 million for the Canada Retail segment for fiscal 2024. For fiscal 2023, the recast resulted in a decrease in segment profit of $5.6 million for the U.S. Retail segment and a decrease of $2.0 million for the Canada Retail segment.
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

	Fiscal Year 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$940,185	$608,093	$1,548,278
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	432,482	254,950	687,432
Salaries, wages and benefits	132,321	74,987	207,308
Selling, general and administrative	179,967	124,616	304,583
Total segment expenses	744,770	454,553	1,199,323
Segment profit	$195,415	$153,540	348,955

Reconciliation of profit
Other profit			33,411
General corporate expenses			177,784
Depreciation and amortization			80,482
Operating income			124,100
Interest expense, net			61,964
Gain on foreign currency, net			(11,032)
Loss on extinguishment of debt			35,728
Other expense, net			235
Income before income taxes			$37,205

	Fiscal Year 2024
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$832,581	$586,971	$1,419,552
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	375,417	239,138	614,555
Salaries, wages and benefits	117,034	70,534	187,568
Selling, general and administrative	158,181	113,704	271,885
Total segment expenses	650,632	423,376	1,074,008
Segment profit	$181,949	$163,595	345,544

Reconciliation of profit
Other profit			34,788
General corporate expenses			180,613
Depreciation and amortization			69,530
Operating income			130,189
Interest expense, net			62,444
Loss on foreign currency, net			14,294
Loss on extinguishment of debt			4,088
Other income, net			(71)
Income before income taxes			$49,434

	Fiscal Year 2023
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$780,126	$605,630	$1,385,756
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	336,164	233,054	569,218
Salaries, wages and benefits	107,670	72,638	180,308
Selling, general and administrative	143,763	112,018	255,781
Total segment expenses	587,597	417,710	1,005,307
Segment profit	$192,529	$187,920	380,449

Reconciliation of profit
Other profit			38,632
General corporate expenses			216,080
Depreciation and amortization			61,144
Operating income			141,857
Interest expense, net			88,500
Gain on foreign currency, net			(6,660)
Loss on extinguishment of debt			16,626
Other income, net			(3,688)
Income before income taxes			$47,079
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

(in thousands)	January 3, 2026	December 28, 2024
U.S.	$624,025	$527,126
Canada	335,100	297,479
Australia	48,821	38,960
Total long-lived assets	$1,007,946	$863,565

The following table reconciles total reportable segment net sales to consolidated net sales. “Other sales” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Fiscal Year
(in thousands)	2025	2024	2023
Total segment sales	$1,548,278	$1,419,552	$1,385,756
Other sales	130,676	118,065	114,493
Total net sales	$1,678,954	$1,537,617	$1,500,249
The following table disaggregates the Company’s net sales by geography, based on the location of the Company’s customers:

	Fiscal Year
(in thousands)	2025	2024	2023
U.S.	$959,514	$850,887	$799,619
Canada	623,590	602,257	622,690
Australia	53,317	43,852	41,268
Rest of world	42,533	40,621	36,672
Total net sales	$1,678,954	$1,537,617	$1,500,249
Note 12. Net Income Per Share
Basic and diluted net income per share were as follows:

	Fiscal Year
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$22,639	$29,030	$53,115
Denominator:
Basic weighted average shares outstanding	156,649	160,911	151,027
Dilutive effect of employee stock options and awards	6,130	5,795	5,129
Diluted weighted average shares outstanding (1)	162,779	166,706	156,156
Net income per share:
Basic	$0.14	$0.18	$0.35
Diluted	$0.14	$0.17	$0.34
(1)For fiscal 2025, 2024 and 2023, the calculation of diluted net income per share excludes the effect of 6.7 million, 3.1 million and 0.8 million, respectively, of potential shares of common stock as the inclusion of these potential shares would have been antidilutive and/or the shares were contingently issuable and not issuable based on current period results, assuming the end of the reporting period was the end of the contingency period.
Note 13. Stock-Based Compensation
2019 Management Incentive Plan
On March 28, 2019, the Company adopted the 2019 Management Incentive Plan (the “2019 Plan”) which allowed for the issuance of stock options to directors, officers and key employees. Stock options awarded under the 2019 Plan may contain both service and performance conditions and have a 10-year maximum contractual term. In connection with the adoption of the Omnibus Incentive Compensation Plan (as defined below), the Company ceased issuing awards under the 2019 Plan. As a result, no shares remain available for issuance under the 2019 Plan; however, the 2019 Plan continues to govern awards that are outstanding under it. As of January 3, 2026, 11.5 million shares remain subject to outstanding options under the 2019 Plan.

Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors (the “Board”) approved the Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”), which became effective on June 28, 2023, the date the SEC declared our IPO registration statement on Form S-1 effective.
The Omnibus Incentive Plan allows for issuance of up to 15.0 million new shares of common stock. In addition, should any awards under the 2019 Plan expire, terminate or be canceled, the shares of common stock underlying those awards will become available for issuance under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, other stock-based awards and cash awards. Awards issued under the Omnibus Incentive Plan have a maximum contractual term of 10 years. As of January 3, 2026, there were 11.6 million shares available for future issuance under the Omnibus Incentive Plan.
Stock-based compensation
The Company classifies stock-based compensation expense in salaries, wages and benefits in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized stock-based compensation expense of $38.6 million, $61.6 million and $72.6 million during fiscal 2025, 2024 and 2023, respectively. The total tax benefit associated with stock-based compensation for fiscal 2025, 2024 and 2023 was $4.7 million, $6.0 million and $7.2 million, respectively.
Equity-classified time-based options
Stock option awards containing only a service condition (“time-based options”) generally vest in equal annual installments over a one-year, three-year or five-year period from the date of grant provided the participant continues to be employed by, or provide service to, the Company through each vesting date. Stock-based compensation cost for time-based options is measured at the grant date based on the fair value of the award using the Black-Scholes-Merton option pricing model and is recognized on a straight-line basis over the requisite service period of the award. The Company accounts for forfeitures of time-based options as they occur.
The following assumptions apply to time-based options awarded during fiscal 2025, 2024 and 2023 under the Black-Scholes-Merton option pricing model:

	Fiscal Year
	2025	2024	2023
Expected volatility	35.4% to 35.9%	35.9% to 43.0%	35.4% to 35.7%
Risk-free interest rate	3.8% to 4.1%	3.9% to 4.3%	3.4% to 4.2%
Expected term (in years)	6.0	6.0 to 6.5	6.5
The dividend yield assumption is zero for fiscal 2025, 2024 and 2023. Although the Company paid a cash dividend in February 2023 and December 2022, the Company has no history of making regular dividends, nor does it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of time-based stock options awarded during fiscal 2025, 2024 and 2023 was $2.98, $9.26 and $6.01, respectively.
Expected volatility is based on historic share price volatilities of comparable publicly traded companies over a term consistent with the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of each grant, which corresponds to the expected term of the stock options. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The expected term of options granted represents the period of time that options are expected to be outstanding.

The following table summarizes activity related to time-based options:

(in thousands, except per share amounts and remaining term)	Number of Options (#)	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($)
Outstanding at December 28, 2024	5,946	7.06	6.30	29,842
Granted	1,621	7.11
Exercised	(713)	1.53
Forfeited or expired	(34)	13.57
Outstanding at January 3, 2026	6,820	7.62	6.36	24,793
Exercisable at January 3, 2026	3,899	5.11	4.84	20,950
The total intrinsic value of time-based options exercised during fiscal 2025, 2024 and 2023 was $7.0 million, $21.8 million and $2.6 million, respectively. As of January 3, 2026, unrecognized compensation expense related to outstanding time-based options was $9.6 million, which is expected to be recognized over a weighted average remaining vesting period of 2.12 years.
Equity-classified performance-based options
Stock option awards containing a performance condition (“performance-based options”) vest in 25% increments as performance conditions are achieved through the term of the options. Twenty-five percent of outstanding performance-based options vested upon completion of the Company’s IPO, with the remainder scheduled to vest in equal increments over three years starting on June 30, 2024 provided market-specific conditions, including stock price performance, are achieved. The vesting of performance-based options is subject to continued employment through the vesting date. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether the market-specific conditions are achieved. The Company accounts for forfeitures of performance-based options as they occur.
In October 2022, May 2023 and July 2023, the Company modified the vesting terms of its performance-based options to reflect the vesting terms above. The Company determined that the modified vesting terms constituted modifications under Topic 718, Compensation - Stock Compensation and thus remeasured the fair value of the outstanding performance-based options as of their respective modification dates. Forty-one grantees were affected by the modifications that occurred in October 2022, May 2023 and July 2023. A Black-Scholes-Merton option pricing model was used to determine the grant-date fair value of the performance-based options that were tied to the Company’s IPO and a Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the performance-based options subject to market-specific conditions.
During fiscal 2025, 2024 and 2023, we recognized $22.3 million, $51.3 million and $38.8 million, respectively, of expense related to amortization of the remaining outstanding performance-based options that is recognized on a graded vesting basis over their expected vesting period. During fiscal 2023, we also recognized $28.0 million of expense related to performance-based options that vested upon completion of our IPO.

Black-Scholes-Merton option pricing model
The following assumptions were used to remeasure the fair value of performance-based options resulting from the October 2022 and May 2023 modifications under the Black-Scholes-Merton option pricing model:

	Fiscal Year
	2023	2022
Expected volatility	35.5%	35.1%
Risk-free interest rate	3.5%	3.8%
Expected term (in years)	6.5	6.5
The dividend yield assumption was zero for fiscal 2023 and 2022. Although the Company paid a cash dividend in February 2023 and December 2022, the Company did not have a history of making regular dividends, nor did it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of performance-based stock options modified during fiscal 2023 and 2022 was $16.32 and $13.51, respectively.
Expected volatility is based on historic share price volatilities of comparable publicly traded companies over a term consistent with the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of each grant, which corresponds to the expected term of the stock options. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The expected term of options granted represents the period of time that options are expected to be outstanding.
Monte Carlo simulation
The following assumptions were used to remeasure the fair value of performance-based options resulting from the July 2023 modification under the Monte Carlo simulation:

Fiscal Year
2023
Expected volatility	35.0%
Risk-free interest rate	3.55% to 3.74%
Expected term (in years)	3.1 to 6.6
The dividend yield assumption was zero. Although the Company paid a cash dividend in February 2023 and December 2022, the Company did not have a history of making regular dividends, nor did it anticipate paying any cash dividends in the foreseeable future.
The weighted average grant-date fair value of performance-based stock options modified during July 2023 was $21.18.
Expected volatility is based on historic share price volatilities of comparable publicly traded companies over a term consistent with the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of each grant, which corresponds to the expected term of the stock options. Based upon limited exercise history, the Company has elected to use the simplified method for estimating the expected term. The expected term of options granted represents the period of time that options are expected to be outstanding.

The following table summarizes activity related to performance-based options:

(in thousands, except per share amounts and remaining term)	Number of Options (#)	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($)
Outstanding at December 28, 2024	7,245	2.10	5.07	59,455
Exercised	(471)	1.58
Forfeited or expired	(29)	1.93
Outstanding at January 3, 2026	6,745	2.14	4.05	49,296
Exercisable at January 3, 2026	3,045	2.20	4.09	22,079
The total intrinsic value of performance-based options exercised during fiscal 2025 and 2024 was $4.4 million and $4.1 million, respectively. No performance-based options were exercised during fiscal 2023. The Company did not award performance-based options during fiscal 2025, 2024 or 2023. As of January 3, 2026, unrecognized compensation expense related to outstanding performance-based options was $6.0 million, which is expected to be fully recognized by the second quarter of fiscal 2026.
Equity-classified restricted stock units
RSUs containing only a service condition generally vest in equal annual installments over a one-year or three-year period from the date of grant, provided the participant continues to be employed by, or provide service to, the Company through each vesting date. The fair value of RSUs is determined using the closing price of the Company’s common stock on the date of the grant. All RSUs were granted after the Company’s common stock commenced trading on June 29, 2023.
The following table summarizes activity related to RSUs as of January 3, 2026:

(in thousands, except per share amounts)	Number of Units (#)	Weighted Average Grant-Date Fair Value Per Share ($)
Unvested at December 28, 2024	839	20.13
Granted	1,543	7.72
Vested	(235)	20.60
Forfeited	(65)	13.11
Unvested at January 3, 2026	2,082	11.09
As of January 3, 2026, unrecognized compensation expense related to outstanding RSUs was $14.2 million, which is expected to be recognized over a weighted average remaining vesting period of 2.0 years.
Liability-classified restricted stock units
The Company’s annual incentive compensation program for certain employees includes awards of RSUs that are earned based on the achievement of Company-specific performance metrics for a given fiscal year, and continued employee service over a defined period. The level of performance determines the compensation cost, and the number of RSUs to be issued will be determined based on the attained award amount divided by the market price of the Company’s common stock on the date of grant.
Prior to grant, the RSUs are considered liability-classified awards. Upon issuance, the awards will become equity-classified as they no longer meet the criteria for liability classification. The grant date of the awards typically occurs during the first quarter following the performance year, and the awards vest on the one-year anniversary of the date of grant, subject to continued employment until that date. As of January 3, 2026, $2.0 million was accrued and included in accrued payroll and related taxes in the Consolidated Balance Sheets.

Note 14. Share Repurchases
Concurrent share repurchase
As part of the Secondary Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the Concurrent Share Repurchase from its existing cash on hand and it was not part of its share repurchase programs.
Share repurchase programs
During fiscal 2025 and 2024, under our share repurchase programs, we repurchased 2.9 million and 3.2 million shares, respectively, at a weighted average price of $8.51 and $9.95, respectively, and a total cost of $25.1 million and $31.9 million, respectively, excluding commissions and excise tax. As of January 3, 2026, we had $41.7 million remaining under the 2025 Share Repurchase Program (as defined below).
2023 Share Repurchase Program
In November 2023, the Company authorized a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program expired on November 8, 2025.
2025 Share Repurchase Program
The Company announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Securities Act Rule 10b-18 and Securities Act Rule 10b5-1. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, the Company’s’ financial performance and other considerations. The 2025 Share Repurchase Program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.
Note 15. Income Taxes
Income before income taxes consisted of the following:

	Fiscal Year
(in thousands)	2025	2024	2023
U.S. operations	$7,036	$32,767	$(2,940)
Foreign operations	30,169	16,667	50,019
Income before income taxes	$37,205	$49,434	$47,079
Components of income tax expense (benefit) are summarized as follows:

	Fiscal Year
(in thousands)	2025	2024	2023
Current:
U.S. - federal	$(3,042)	$21,749	$8,280
U.S. - state	404	5,579	6,232
Foreign	9,511	24,360	14,838
Deferred:
U.S. - federal	5,600	(18,733)	(19,480)
U.S. - state	2,182	(4,476)	(13,156)
Foreign	(89)	(8,075)	(2,750)
Income tax expense (benefit)	$14,566	$20,404	$(6,036)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal Year 2025
(in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$7,813	21.0%
State and local income taxes, net of federal income tax effect(1)	2,043	5.5
Nontaxable or nondeductible items, net:
Section 162(m) limitation	3,604	9.7
Other	520	1.4
Effect of cross-border tax laws:
Other	(50)	(0.1)
Tax credits:
Foreign tax credit	(1,675)	(4.5)
Work opportunity tax credit	(683)	(1.8)
Foreign tax effects:
Canada
Statutory tax rate difference between Canada and United States	(2,233)	(6.0)
Provincial taxes	4,589	12.3
Rate difference on foreign capital gain/loss	(1,568)	(4.2)
Stock-based compensation	478	1.3
Withholding taxes	1,705	4.6
Changes in valuation allowances	(1,568)	(4.2)
Other	134	0.3
Australia
Statutory tax rate difference between Australia and United States	(635)	(1.7)
Changes in valuation allowances	1,872	5.0
Other	313	0.8
Changes in unrecognized tax benefits	(93)	(0.2)
Effective tax rate	$14,566	39.2%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland, Massachusetts and Minnesota.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal income tax rate to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	Fiscal Year
(in thousands)	2024	2023
Tax expense at statutory rate	$10,381	$9,887
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	7,348	(2,996)
Section 162(m) limitation	6,648	11,229
Foreign rate differential	3,720	2,623
Withholding taxes	1,619	2,279
State taxes net of federal benefit	871	4,519
Tax impact of restructuring(1)	—	(31,340)
Impact of foreign currency translations	(619)	(1)
Change in tax rate	(878)	4
Stock-based compensation	(1,130)	1,590
GILTI / FDII(2)	(1,493)	(1,603)
Change in uncertain tax positions	(1,681)	—
Prior year true-up	(2,236)	4,205
Tax credits	(2,492)	(3,741)
Other	346	(2,691)
Income tax expense (benefit)	$20,404	$(6,036)
(1)In October 2023 the Company underwent an internal legal entity restructuring.
(2)GILTI and FDII refer to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income, respectively.
The One Big Beautiful Bill Act (“OB3”) was enacted on July 4, 2025, which includes wide-ranging tax reforms for businesses. OB3 extended and modified certain provisions of the Tax Cuts & Jobs Act (TCJA) and made certain key elements permanent, including 100% bonus depreciation, immediate expensing of domestic research costs and the deductibility of business interest expense. The Company’s consolidated financial statements for fiscal 2025 reflect adjustments related to OB3. While the enacted legislation did not have a material impact on the Company’s effective tax rate for the year ended January 3, 2026, it resulted in a favorable change in the timing of cash taxes due to certain accelerated deductions. The Company will continue to assess the impact of OB3 provisions that become effective in future years and monitor potential outcomes based on its facts and circumstances each upcoming year.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the consolidated taxable entities at January 3, 2026 and December 28, 2024:

(in thousands)	January 3, 2026	December 28, 2024
Deferred tax assets:
Lease liability	$178,838	$147,676
Deferred payroll	23,277	14,148
Deferred interest	15,784	20,366
Sec. 267 deferred basis	8,721	8,466
Insurance reserves	6,177	5,141
Realized loss on account of capital	5,588	1,474
Unrealized foreign exchange loss	3,606	8,940
Net operating loss carryforwards	2,341	1,281
Partnership tax deferral	—	4,601
Capitalized research and development	—	4,413
Other	6,124	4,956
Deferred tax assets, exclusive of valuation allowance	250,456	221,462
Less: valuation allowance	11,159	10,263
Deferred tax assets, net of valuation allowance	239,297	211,199
Deferred tax liabilities:
ROU lease asset	168,555	142,245
Trade names and trademarks	30,119	28,556
Property and equipment depreciation	22,726	17,197
Charity licensing agreements	9,140	10,490
Partnership tax deferral	3,244	—
Inventory	3,210	3,397
Leasehold interests	1,925	2,386
Unrealized foreign exchange gain	269	113
Other	3,628	3,014
Deferred tax liabilities	242,816	207,398
Deferred tax (liabilities) assets, net	$(3,519)	$3,801
Section 382 of the Internal Revenue Code and similar state regulations, contain provisions that may limit certain tax attributes available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership within the meaning of Section 382.
The Company maintains a valuation allowance of $0.1 million, $5.4 million and $5.7 million related to its U.S. state, Canadian and Australian operations, respectively. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized. Management evaluates and weighs all available positive and negative evidence such as historic results, projected future taxable income, future reversals of existing deferred tax liabilities, as well as prudent and feasible tax-planning strategies. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that the Company will realize the net benefits of its deferred tax assets, other than the deferred tax assets related to certain U.S. state net operating loss carryforwards, unrealized foreign exchange losses in Canada and deferred tax assets in Australia for which a valuation allowance has been established due to uncertainties relating to their realization.
As of January 3, 2026 and December 28, 2024, the Company had not recognized a deferred tax liability on the excess of the amount for financial reporting over the tax basis in the stock of certain foreign subsidiaries that is essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiaries or a disposal of the subsidiaries. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

As of January 3, 2026, the Company had the following net operating loss and income tax credit carryforwards:

	Fiscal Year 2025
(in thousands)	Amount	Expires in
Net operating loss carryforwards:
U.S. State	$9,460	2028 - 2041
U.S. State	$15	Indefinite
Non-U.S	$5,616	Indefinite
Income tax credit carryforwards:
U.S. federal	$275	2032
As of January 3, 2026 and December 28, 2024, the Company did not have U.S. federal net operating loss carryforwards.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(in thousands)	2025	2024	2023
Beginning gross unrecognized tax benefits	$231	$1,912	$1,912
Increase related to prior year tax position	—	138	—
Decrease related to prior year tax position	(93)	(1,819)	—
Ending gross unrecognized tax benefits	$138	$231	$1,912
As of January 3, 2026, the Company had $0.1 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate in the future.
In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which it operates. As of January 3, 2026 the operations for tax years 2022 to 2025 remain subject to examination in the U.S. federal jurisdiction, and the operations for tax years 2021 to 2025 remain subject to examination in Canada, Australia, and most U.S. state jurisdictions. Although the outcome of tax audits is always uncertain, the Company has assessed the probable outcomes and potential exposure and believes that it has provided adequate amounts of tax, interest and penalties for any adjustments that may arise from these open tax years. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income.
The Organization for Economic Cooperation and Development (OECD) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and determined that there is no material impact to our tax provision for fiscal 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.

The amounts of cash income taxes paid, net of refunds received, by the Company were as follows:

Fiscal Year
(in thousands)	2025
U.S. Federal	$15,800
U.S. States	2,438
Foreign:
Canadian federal	10,744
Canadian provincial	6,193
Other foreign jurisdiction	67
Total income taxes paid, net	$35,242
The amount of cash income taxes paid, net of refunds received, by the Company during the years ended December 28, 2024 and December 30, 2023 was $48.2 million and $22.5 million, respectively.
As of January 3, 2026, the Company had a $28.7 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company’s prepaid income tax balance increased significantly compared to the prior year primarily as a result of the aforementioned new tax legislation enacted in July 2025. Prior to the enactment of the legislation, the Company made estimated income tax payments based on tax laws then in effect. The new legislation introduced favorable timing‑related deductions for tax purposes, which reduced the Company’s estimated current‑year taxable income and overall tax liabilities in the U.S. As a result, the estimated tax payments made under the pre‑new law exceeded the revised estimated tax obligation under the new law, giving rise to an overpayment that is reflected as prepaid income taxes. The balance represents amounts expected to be refunded or applied against future tax liabilities and is based on the Company’s preliminary assessment of the impact of the legislation, which will continue to be refined in subsequent periods.
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
Note 17. Related Party Transactions
In November 2025, the Company entered into a consulting arrangement with Brian Ames, a member of the Company’s Board and Nominating, Governance & Sustainability Committee. Under the terms of this arrangement, Mr. Ames served as Interim Chief Innovation Officer for twelve weeks and received $150,000 in cash compensation. As a result of the arrangement, Mr. Ames is considered a related party pursuant to Item 404(a) of Regulation S-K.
In connection with this arrangement, the Company also granted Mr. Ames an equity award in the form of RSUs during fiscal 2025, with a grant date fair value of $75,000. The RSUs will cliff vest on the three-month anniversary of the grant date, subject to completion of services.

Note 18. Retirement Plans
Defined contribution plans
The Company sponsors certain retirement plans in both the U.S. and Canada. Once eligible, the Company will match $1.00 for every $1.00 contributed by the employee each paycheck, up to the first 4% of eligible pay, subject to annual regulatory limits. The total expense related to the Company’s contributions to the U.S. and Canadian plans for fiscal 2025, 2024 and 2023 was $5.3 million, $5.2 million and $4.7 million, respectively.
Deferred compensation plans
The Company has a non-qualified deferred compensation program which permits executives and other key employees to defer an amount of income into the plan which provides benefits payable at specified future dates. The plan investments are held within a rabbi trust with the deferred amount included within accrued payroll & related taxes and other liabilities in the accompanying Consolidated Balance Sheets. Participants’ cash deferrals earn market returns based on the participants’ selection of investments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of January 3, 2026. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 3, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner, and accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with applicable rules and guidance. The Company’s management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2026.
The effectiveness of our internal control over financial reporting as of January 3, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in “Part II, Item 8, Financial Statements and Supplementary Data” on this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
We previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024 a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes.
In response, our management team designed and implemented a remediation plan to address the previously disclosed material weakness. We enhanced controls over user access to key financial systems, improved our program change management processes by implementing more rigorous controls for authorization, testing and deployment of changes to the IT systems that support our financial reporting, and hired additional personnel with specific expertise in information systems compliance to oversee and execute these new controls. Management has tested the design and operating effectiveness of these enhanced controls. Based on the results of this testing, management concluded that we have remediated the previously disclosed material weakness as of January 3, 2026.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information
Rule 10b5-1 Plans
During the fourth quarter of fiscal 2025, no executive officer or director of the Company adopted, modified or terminated any contracts, instructions or written plans for the purchase or sale of our securities pursuant to a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and nominees for directorship is presented under the headings “Nominees for Election”, “Directors Continuing in Office” and “Director Qualifications” in our definitive proxy statement for use in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed within 120 days after our fiscal year ended January 3, 2026 and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement and is incorporated herein by reference to this Form 10-K.
Information regarding compliance with Section 16(a) of the Exchange Act, our code of conduct and ethics and certain information related to the Company’s Audit Committee, Compensation Committee and Nominating, Governance & Sustainability Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. We also follow procedures that apply to purchases and sales of securities by the Company. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information regarding the compensation of our directors and executive officers and certain information related to the Company’s Compensation Committee is set forth under the headings “Compensation Discussion and Analysis”, “Compensation Tables”, and “Director Compensation,” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management is set forth under the headings “Equity Compensation Plan Information” and “Stock Ownership” in our Proxy Statement, and is incorporated herein by reference to this Form 10-K.
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
(3) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	7/3/2023

3.2	Amended and Restated Bylaws of the Company	8-K	3.2	7/3/2023

4.1	Amended and Restated Stockholders Agreement, dated as of July 3, 2023, by and among the Company and the other parties named therein	10-Q	4.1	8/11/2023

4.2	Registration Rights Agreement, dated as of July 3, 2023, by and among the Company and the other parties named therein	8-K	10.1	7/3/2023

4.3	Description of Securities	10-K	4.4	3/8/2024

10.1	Form of Indemnification Agreement	S-1/A	10.1	5/11/2023

10.2	Credit Agreement, dated September 18, 2025, by and among, Evergreen AcqCo 1 LP, Value Village Canada Inc., Evergreen AcqCo GP LLC, S-Evergreen Holding Corp., Jefferies Finance LLC, as administrative agent and collateral agent, PNC Bank, National Association, as revolving agent, and the lenders party thereto*	8-K	10.1	9/19/2025

10.3	Agreement for the Design, Manufacturing and Commissioning of a Centralized Processing Center CPC, dated as of July 24, 2020, by and between the Registrant and the other party named therein.	S-1	10.4	12/22/2021

10.4	Agreement for the Design, Manufacturing and Commissioning of a Books and Media Processing System, dated as of September 22, 2020, by and between the Registrant and the other party named therein.	S-1	10.5	12/22/2021

		Incorporated by Reference
10.5#	Omnibus Incentive Compensation Plan	S-1/A	10.7	6/20/2023

10.6#	Form of Option Agreement under the Omnibus Incentive Compensation Plan	S-1/A	10.8	5/11/2023

10.7#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan	S-1/A	10.9	5/11/2023

10.8#	2024 Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan	10-Q	10.2	5/10/2024

10.9#	2024 Form of Option Agreement under the Omnibus Incentive Compensation Plan	10-Q	10.3	5/10/2024

10.10#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan for Non-Employee Directors	10-Q	10.4	5/10/2024

10.11#	Form of Restricted Stock Unit Agreement under the Omnibus Incentive Compensation Plan for Bonus Awards	10-K	10.11	2/21/2025

10.12#	2019 Management Incentive Plan	S-1/A	10.10	5/11/2023

10.13#	Form of Option Agreement under the 2019 Management Incentive Plan	S-1/A	10.11	5/11/2023

10.14#	Employment Agreement by and between the Company and Mark Walsh*				X

10.15#	Form of Executive Employment Agreement	10-K	10.15	2/21/2025

10.16#	Non-Qualified Deferred Compensation Plan	S-1/A	10.14	5/11/2023

10.17#	Form of Annual Bonus Plan	10-Q	10.1	5/02/2025

10.18#	Consultant Agreement, by and between TVI, Inc. and Brian Ames, dated November 17, 2025*				X

19.1	Insider Trading Policy	10-K	19.1	2/21/2025

21.1	Subsidiaries	10-K	21.1	3/8/2024

23.1	Consent of KPMG LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Incentive Compensation Recoupment Policy of Savers Value Village, Inc.	10-K	97.1	3/8/2024

101
The following financial statements from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Incorporated by Reference
104	The cover page from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2026, formatted in Inline XBRL (included within Exhibit 101).

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

Date:	February 20, 2026	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Mark Walsh	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2026
Mark Walsh

/s/ Michael W. Maher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2026
Michael W. Maher

/s/ Aaron Rosen	Chairman of the Board of Directors	February 20, 2026
Aaron Rosen

/s/ Jordan Smith	Director	February 20, 2026
Jordan Smith

/s/ Robyn Collver	Director	February 20, 2026
Robyn Collver

/s/ William Allen	Director	February 20, 2026
William Allen

/s/ Brian Ames	Director	February 20, 2026
Brian Ames

/s/ Aina Konold	Director	February 20, 2026
Aina Konold

/s/ Kristy Pipes	Director	February 20, 2026
Kristy Pipes

/s/ Susan O’Farrell	Director	February 20, 2026
Susan O’Farrell