Form 10-Q
period 2026-04-04
Savers Value Village, Inc.
filed 2026-05-06
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had outstanding 153,986,158 shares of common stock as of May 4, 2026.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:
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
•risks associated with doing business with international manufacturers and suppliers, including, but not limited to, transportation and shipping challenges, regulatory risks in foreign jurisdictions (particularly in Canada, where we maintain extensive operations) and exchange rate risks, which we may not choose to fully hedge;
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
•the outbreak of viruses or widespread illness, such as the COVID-19 pandemic, natural disasters or other highly disruptive events and regulatory responses thereto; and
•each of the other factors set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net sales	$403,195	$370,145
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	183,149	168,503
Salaries, wages and benefits	86,385	84,802
Selling, general and administrative	98,453	87,079
Depreciation and amortization	22,755	19,358
Total operating expenses	390,742	359,742
Operating income	12,453	10,403
Other expense (income):
Interest expense, net	12,669	14,814
Loss (gain) on foreign currency, net	5,971	(1,631)
Loss on extinguishment of debt	—	2,718
Other expense, net	204	166
Other expense, net	18,844	16,067
Loss before income taxes	(6,391)	(5,664)
Income tax benefit	(1,128)	(941)
Net loss	(5,263)	(4,723)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,659)	632
Cash flow hedges	3,595	(2,636)
Other comprehensive income (loss)	1,936	(2,004)
Comprehensive loss	$(3,327)	$(6,727)
Net loss per share, basic	$(0.03)	$(0.03)
Net loss per share, diluted	$(0.03)	$(0.03)
Basic weighted average shares outstanding	155,043	158,584
Diluted weighted average shares outstanding	155,043	158,584
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	April 4, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$61,609	$85,904
Trade receivables, net	17,599	17,094
Inventories	44,622	41,480
Prepaid expenses and other current assets	56,178	52,629
Total current assets	180,008	197,107
Property and equipment, net	343,391	338,995
Right-of-use lease assets	658,187	634,012
Goodwill	673,841	677,884
Intangible assets, net	152,324	153,589
Other assets	11,999	9,300
Total assets	$2,019,750	$2,010,887
Current liabilities:
Accounts payable and accrued liabilities	$73,332	$75,636
Accrued payroll and related taxes	59,943	71,295
Lease liabilities – current	88,486	89,586
Current portion of long-term debt	7,500	7,500
Total current liabilities	229,261	244,017
Long-term debt, net	706,775	708,215
Lease liabilities – non-current	604,020	575,962
Other liabilities	49,247	47,114
Total liabilities	1,589,303	1,575,308
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 154,699 and 155,283 shares issued and outstanding	—	—
Additional paid-in capital	704,160	695,443
Accumulated deficit	(289,035)	(273,250)
Accumulated other comprehensive income	15,322	13,386
Total stockholders’ equity	430,447	435,579
Total liabilities and stockholders’ equity	$2,019,750	$2,010,887
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 3, 2026	155,283	$—	$695,443	$(273,250)	$13,386	$435,579
Stock-based compensation	—	—	9,533	—	—	9,533
Stock issued under stock incentive plans, net	643	—	(816)	—	—	(816)
Repurchase of common stock, including excise tax	(1,227)	—	—	(10,522)	—	(10,522)
Comprehensive (loss) income	—	—	—	(5,263)	1,936	(3,327)
Balance at April 4, 2026	154,699	$—	$704,160	$(289,035)	$15,322	$430,447

Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	10,877	—	—	10,877
Stock issued under stock incentive plans, net	88	—	(116)	—	—	(116)
Repurchase of common stock, including excise tax	(1,395)	—	—	(11,901)	—	(11,901)
Comprehensive loss	—	—	—	(4,723)	(2,004)	(6,727)
Balance at March 29, 2025	157,857	$—	$668,667	$(267,075)	$12,221	$413,813
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(5,263)	$(4,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,931	11,536
Amortization of debt issuance costs and debt discount	552	1,420
Depreciation and amortization	22,755	19,358
Operating lease expense	38,256	34,029
Deferred income taxes, net	(319)	(3,589)
Loss on extinguishment of debt	—	2,718
Other items	6,539	(4,558)
Changes in operating assets and liabilities:
Trade receivables	(605)	(988)
Inventories	(3,401)	(4,715)
Prepaid expenses and other assets	(1,771)	(6,935)
Accounts payable and accrued liabilities	(1,198)	(10,328)
Accrued payroll and related taxes	(9,611)	(4,068)
Operating lease liabilities	(35,778)	(29,822)
Other liabilities	111	1,084
Net cash provided by operating activities	18,198	419
Cash flows from investing activities:
Purchases of property and equipment	(28,058)	(20,583)
Settlement of derivative instruments	(193)	1,183
Purchase of marketable securities	(337)	—
Proceeds from sale of marketable securities	291	—
Net cash used in investing activities	(28,297)	(19,400)
Cash flows from financing activities:
Principal payments on long-term debt	(1,875)	(44,500)
Prepayment premium on extinguishment of debt	—	(1,335)
Proceeds from stock option exercises	513	54
Repurchase of common stock, including excise tax	(10,325)	(11,842)
Shares withheld for taxes	(1,329)	(170)
Principal payments on finance lease liabilities	(1,268)	(700)
Net cash used in financing activities	(14,284)	(58,493)
Effect of exchange rate changes on cash and cash equivalents	88	526
Net change in cash and cash equivalents	(24,295)	(76,948)
Cash and cash equivalents at beginning of period	85,904	149,967
Cash and cash equivalents at end of period	$61,609	$73,019
Supplemental disclosures of cash flow information:
Interest paid on debt	$12,233	$28,056
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$5,758	$7,532
Repurchase of common stock and excise tax not yet paid	$691	$318
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of April 4, 2026 and for the thirteen weeks ended April 4, 2026 and March 29, 2025, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at January 3, 2026, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended January 3, 2026, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Note 2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as described in the Company’s consolidated financial statements as of and for the fiscal year ended January 3, 2026.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025
Retail sales	$386,197	$350,759
Wholesale sales	16,998	19,386
Total net sales	$403,195	$370,145

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
Note 3. Debt
Long-term debt consisted of the following:

(in thousands)	April 4, 2026	January 3, 2026
2025 Term Loan Facility	$728,125	$730,000
Less: current portion of long-term debt	7,500	7,500
Less: unamortized debt issuance costs and debt discount	13,850	14,285
Long-term debt, net	$706,775	$708,215
As of April 4, 2026, there were no advances on the 2025 Revolving Credit Facility, there were $0.9 million of letters of credit outstanding and $179.1 million was available to borrow.
Required minimum principal payments
Required minimum principal payments on debt for each of the following fiscal years as of April 4, 2026 are as follows:

(in thousands)
2026	$5,625
2027	7,500
2028	7,500
2029	7,500
2030	7,500
Thereafter	692,500
Total	$728,125

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

Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at April 4, 2026:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,252	$—	$—	$10,252
Interest rate swaps	—	3,241	—	3,241
Cross currency swaps	—	1,504	—	1,504
Marketable securities (1)	2,571	—	—	2,571
Forward contracts	—	81	—	81
Total	$12,823	$4,826	$—	$17,649
Liabilities:
Cross currency swaps	$—	$4,796	$—	$4,796
Forward contracts	—	17	—	17
Total	$—	$4,813	$—	$4,813
(1)Represents investments held in a rabbi trust associated with the Company’s deferred compensation plan and are included in prepaid expenses and other current assets and other assets in the unaudited interim Condensed Consolidated Balance Sheets.
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
(1)Represents investments held in a rabbi trust associated with the Company’s deferred compensation plan and are included in prepaid expenses and other current assets and other assets on the unaudited interim Condensed Consolidated Balance Sheets.
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

Other fair value disclosures
The fair value of borrowings under the Company’s 2025 Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at April 4, 2026 and January 3, 2026.
Note 5. Derivative Financial Instruments
As a result of its operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. These market risks may adversely affect the Company’s operating results, cash flows and financial position. The Company seeks to manage risk from changes in foreign currency exchange rates through the use of forward contracts, cross currency swaps or both, and uses interest rate swaps to manage the risk of changes in interest rates. The Company’s derivative contracts are not collateralized and are entered into with large, reputable financial institutions that are monitored for counterparty risk. We maintain master netting arrangements that allow for the non-conditional offsetting of amounts receivable and payable with counterparties to help manage our risks and record derivative positions on a net basis. Refer to Note 4. Fair Value Measurements for information on the fair value of our derivative financial instruments.
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts and cross currency swaps to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) exchange rate. Forward contracts and cross currency swaps lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of April 4, 2026 and January 3, 2026, the Company’s forward contracts had USD equivalent notional amounts of $74.9 million and $102.4 million, respectively. In September 2025, the Company entered into cross currency swaps with USD notional amounts of $200.0 million as of April 4, 2026 and January 3, 2026. Cross currency swaps and forward contracts were not designated in hedging relationships.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s 2025 Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In September 2025, the Company entered into interest rate swaps with USD notional amounts of $570.5 million and $600.0 million as of April 4, 2026 and January 3, 2026, respectively. All interest rate swaps were designated as cash flow hedging instruments.

The fair value of derivative financial instruments were as follows:

		April 4, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets(1)	$204	$(123)
Forward contracts	Accounts payable and accrued liabilities(1)	129	(146)
Cross currency swaps	Prepaid expenses and other current assets	1,504	—
Cross currency swaps	Other liabilities	—	(4,796)
Total		$1,837	$(5,065)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$1,558	$—
Interest rate swaps	Other assets	1,683	—
Total		$3,241	$—
Total deferred gain on interest rate swaps(2)	Accumulated other comprehensive income	$3,163	$—
(1)Derivatives subject to master netting agreements are presented net on the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

		January 3, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Accounts payable and accrued liabilities(1)	$339	$(688)
Cross currency swaps	Prepaid expenses and other current assets	1,617	—
Cross currency swaps	Other liabilities	—	(2,363)
Total		$1,956	$(3,051)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$42	$—
Interest rate swaps	Accounts payable and accrued liabilities(1)	29	—
Interest rate swaps	Other liabilities	—	(1,210)
Total		$71	$(1,210)
Total deferred loss on interest rate swaps(2)	Accumulated other comprehensive income	$—	$(1,221)
(1)Derivatives subject to master netting agreements are presented net on the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025
Loss on forward contracts recognized in loss (gain) on foreign currency, net	$186	$345
Loss on cross currency swaps recognized in loss (gain) on foreign currency, net	$2,190	$—
Gain on interest rate swaps recognized in interest expense, net	$(428)	$(2,636)
The table below presents the effect of cash flow hedge accounting on comprehensive loss:

	Thirteen Weeks Ended
(in thousands, gross of immaterial income taxes)	April 4, 2026	March 29, 2025
Gain recognized in other comprehensive loss	$4,812	$—
Gain reclassified from accumulated other comprehensive income into net loss	$428	$2,636
Amounts reclassified from accumulated other comprehensive income into net loss are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss. Within the next twelve months, the Company estimates that $1.5 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.
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
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative expenses in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

	Thirteen Weeks Ended April 4, 2026
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$234,280	$137,193	$371,473
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	109,152	56,811	165,963
Salaries, wages and benefits	33,054	17,112	50,166
Selling, general and administrative	49,330	32,017	81,347
Total segment expenses	191,536	105,940	297,476
Segment profit	$42,744	$31,253	73,997

Reconciliation of profit
Other profit			5,845
General corporate expenses			44,634
Depreciation and amortization			22,755
Operating income			12,453
Interest expense, net			12,669
Loss on foreign currency, net			5,971
Other expense, net			204
Loss before income taxes			$(6,391)

	Thirteen Weeks Ended March 29, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$210,765	$128,635	$339,400
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	97,833	56,118	153,951
Salaries, wages and benefits	31,744	17,369	49,113
Selling, general and administrative	42,190	29,832	72,022
Total segment expenses	171,767	103,319	275,086
Segment profit	$38,998	$25,316	64,314

Reconciliation of profit
Other profit			8,690
General corporate expenses			43,243
Depreciation and amortization			19,358
Operating income			10,403
Interest expense, net			14,814
Gain on foreign currency, net			(1,631)
Loss on extinguishment of debt			2,718
Other expense, net			166
Loss before income taxes			$(5,664)

Note 7. Net Loss Per Share
Basic and diluted net loss per share were as follows:

	Thirteen Weeks Ended
(in thousands, except per share data)	April 4, 2026	March 29, 2025
Numerator
Net loss	$(5,263)	$(4,723)
Denominator
Basic weighted average shares outstanding	155,043	158,584
Dilutive effect of employee stock options and awards	—	—
Diluted weighted average shares outstanding (1)	155,043	158,584
Net loss per share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
(1)For the thirteen weeks ended April 4, 2026 and March 29, 2025, the calculation of diluted net loss per share excludes the effect of 11.9 million and 12.6 million, respectively, of potential shares of common stock as the inclusion of these potential shares would have been antidilutive and/or the shares were contingently issuable and not issuable based on current period results, assuming the end of the reporting period was the end of the contingency period.
Note 8. Share Repurchases
Share Repurchase Programs
During the thirteen weeks ended April 4, 2026 and March 29, 2025, under our share repurchase programs, we repurchased 1.2 million and 1.4 million shares, respectively, at a weighted average price of $8.51 and $8.43, respectively, and a total cost of $10.4 million and $11.8 million, respectively, excluding commissions and excise tax. As of April 4, 2026, the Company had $31.2 million remaining under the 2025 Share Repurchase Program (as defined below).
2023 Share Repurchase Program
In November 2023, the Company authorized a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program expired on November 8, 2025.
2025 Share Repurchase Program
The Company announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 10b5-1. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, the Company’s financial performance and other considerations. The 2025 Share Repurchase Program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.
Note 9. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.

The effective tax rate for the thirteen weeks ended April 4, 2026 and March 29, 2025 was 17.6% and 16.6%, respectively. The effective tax rate for these periods differed from the federal statutory rate primarily due to losses generated in a non-domesticated jurisdiction for which no tax benefit was recognized as a result of a valuation allowance recorded against deferred tax assets. The impact was partially offset by permanent differences, including limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m), a tax shortfall related to stock-based compensation and Foreign-Derived Deduction Eligible income deduction.
The Company continues to monitor legislative developments and guidance related to the Organization for Economic Cooperation and Development global minimum tax rules (commonly referred to as Pillar II) in the jurisdictions we operate. Based on the analysis performed to date, we do not expect the implementation of Pillar II to have a material impact on our financial position, results of operations, or cash flows. We will continue to evaluate the impact of these tax laws in future reporting periods.
As of April 4, 2026, the Company had a $29.4 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim Condensed Consolidated Balance Sheets. The balance remains largely consistent with the prepaid income taxes balance of $28.7 million as of January 3, 2026, and primarily reflects cumulative estimated tax payments made under tax laws in effect prior to the enactment of the One Big Beautiful Bill Act (“OB3”) in July 2025, which introduced favorable timing related deductions that reduced U.S. taxable income and income tax liabilities. As a result, estimated tax payments made before OB3 enactment continue to exceed the revised tax obligation. The prepaid balance represents amounts expected to be refunded or applied against future income tax liabilities.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited consolidated financial statements for the 53 weeks ended January 3, 2026 (“fiscal 2025”) and related notes included in our Annual Report on Form 10-K filed with the SEC on February 20, 2026 (our “Annual Report”).
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operated a total of 370 stores as of April 4, 2026 under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price (“AUR”) of approximately $5. Our most engaged customers are members of our Super Savers Club® loyalty program. As of January 3, 2026, we had 6.1 million total active members enrolled in our U.S. and Canadian loyalty programs who shopped with us during fiscal 2025 and drove 72.7% of retail sales during the same period.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. OSDs and GreenDrop are collectively the largest part of our supply mix, and accounted for 75.9% and 74.0% of our total pounds processed for the thirteen weeks ended April 4, 2026 and March 29, 2025, respectively.
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended April 4, 2026, we processed 266 million pounds of secondhand goods, compared to 262 million during the thirteen weeks ended March 29, 2025. We are continuing to implement our offsite processing strategy, which is an important component of our operating model and supports store growth by enabling processing at larger-scale facilities and distribution to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
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
Business Highlights
The following highlights our financial results for the thirteen weeks ended April 4, 2026 (the “first quarter”). Comparisons are to the thirteen weeks ended March 29, 2025:
•Total Company net sales increased 8.9% to $403.2 million; constant-currency net sales increased 6.9%; and comparable store sales increased 3.5%.
•For the United States (“U.S.”), net sales increased 11.2% and comparable store sales increased 6.4%.
•For Canada, net sales increased 6.7%; constant-currency net sales increased 2.0%; and comparable store sales decreased 0.6%. An earlier Easter negatively impacted Canadian comparable store sales by approximately 0.7% as several of our Canadian stores were closed for Good Friday.
•The Company opened 3 new stores, ending the first quarter with 370 stores.
•The Company recorded pre-opening expenses of $3.9 million for the first quarter, compared to $3.0 million for the thirteen weeks ended March 29, 2025.
•Net loss was $5.3 million, or $0.03 per diluted share. Net loss margin was 1.3%.
•Adjusted net income was $2.5 million, or $0.02 per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $44.5 million and Adjusted EBITDA margin was 11.0%.

•The Company repurchased 1.2 million shares during the first quarter at a weighted average price of $8.51 per share. There was $31.2 million remaining on the Company’s share repurchase authorization as of the end of the quarter.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant-currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.
Recent Developments
Geopolitical Environment
Broad developments in the Middle East, including the conflict involving Iran, and political and economic instability in Venezuela have contributed to volatility in global energy markets. While the Company is not directly impacted by import disruptions due to its hyper-local procurement model, these conditions may increase transportation costs and, in periods of perceived or actual unfavorable economic conditions, lead consumers to reallocate discretionary spending which may adversely impact demand for the Company’s products and its profitability.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes certain key performance indicators for the periods indicated:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Comparable Store Sales (1)
U.S.	6.4%	4.2%
Canada	(0.6)%	0.6%
Total (2)	3.5%	2.8%
Other Metrics
Pounds processed (lbs mm)	266	262
OSDs and GreenDrop as a % of total pounds processed	75.9%	74.0%
Sales yield (1)	$1.47	$1.38
(1)The 53rd week in fiscal 2025 resulted in a shift such that fiscal 2026 began a week later than fiscal 2025. Accordingly, these key performance indicators are calculated by aligning the sales weeks in fiscal 2026 to the equivalent sales weeks in fiscal 2025.
(2)Total comparable store sales includes our Australia retail locations, in addition to the U.S. and Canada.
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
During the thirteen weeks ended April 4, 2026, our comparable store sales increased 3.5%, primarily reflecting higher average basket, partially offset by an earlier Easter which negatively impacted Canadian comparable store sales by approximately 0.7% as several of our Canadian stores were closed for Good Friday. During the thirteen weeks ended March 29, 2025, our comparable store sales increased 2.8%, primarily reflecting higher average basket.
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
During the thirteen weeks ended April 4, 2026 and March 29, 2025, we processed 266 million and 262 million pounds of supply, respectively, of which 75.9% and 74.0% was comprised of supply from OSDs and GreenDrop, respectively.

Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Our sales yield for the thirteen weeks ended April 4, 2026 was $1.47 compared to $1.38 for the thirteen weeks ended March 29, 2025. The 6.5% increase in sales yield primarily reflects an increase in items sold per pound processed and higher average price points.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets.
The following table summarizes the Company’s store count activity for the twelve months ended April 4, 2026:

	U.S.	Canada	Australia	Total
March 29, 2025	172	166	15	353
New stores	17	7	3	27
Closures	(7)	(3)	0	(10)
April 4, 2026	182	170	18	370

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended
	April 4, 2026		March 29, 2025
(in thousands)	Amount	% of Sales	Amount	% of Sales
Net sales	$403,195	100.0%	$370,145	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	183,149	45.4	168,503	45.5
Salaries, wages and benefits	86,385	21.4	84,802	22.9
Selling, general and administrative	98,453	24.4	87,079	23.6
Depreciation and amortization	22,755	5.7	19,358	5.2
Total operating expenses	390,742	96.9	359,742	97.2
Operating income	12,453	3.1	10,403	2.8
Other expense (income):
Interest expense, net	12,669	3.1	14,814	4.0
Loss (gain) on foreign currency, net	5,971	1.5	(1,631)	(0.4)
Loss on extinguishment of debt	—	—	2,718	0.7
Other expense, net	204	0.1	166	—
Other expense, net	18,844	4.7	16,067	4.3
Loss before income taxes	(6,391)	(1.6)	(5,664)	(1.5)
Income tax benefit	(1,128)	(0.3)	(941)	(0.2)
Net loss	$(5,263)	(1.3)%	$(4,723)	(1.3)%
Thirteen Weeks Ended April 4, 2026 compared to the Thirteen Weeks Ended March 29, 2025
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Retail sales	$386,197	$350,759	$35,438	10.1%
Wholesale sales	16,998	19,386	(2,388)	(12.3)%
Total net sales	$403,195	$370,145	$33,050	8.9%
Retail sales increased by $35.4 million, or 10.1%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase in retail sales resulted primarily from a 3.5% increase in comparable store sales, growth in our store base and the favorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$183,149	$168,503	$14,646	8.7%
Cost of merchandise sold decreased 10 basis points to 45.4% of net sales during the thirteen weeks ended April 4, 2026, compared to 45.5% for the thirteen weeks ended March 29, 2025. The 10 basis point decrease primarily reflects improvement in cost of merchandise sold as a percentage of net sales on comparable store sales due to increased operating efficiency and the favorable impact of year-over-year growth in OSDs, partially offset by new store dilution.
Personnel costs classified within cost of merchandise sold were $113.7 million during the thirteen weeks ended April 4, 2026, compared to $105.5 million during the thirteen weeks ended March 29, 2025. The $8.2 million increase in personnel costs resulted primarily from growth in our store base and higher wage rates, partially offset by labor efficiency gains.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Retail and wholesale	$54,974	$52,703	$2,271	4.3%
Corporate	31,411	32,099	(688)	(2.1)%
Total salaries, wages and benefits	$86,385	$84,802	$1,583	1.9%
Personnel costs for our retail and wholesale operations increased by $2.3 million, or 4.3%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase primarily reflects growth in our store base.
Personnel costs for our corporate employees decreased by $0.7 million, or 2.1%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025, primarily reflecting a $5.0 million decrease in IPO-related stock-based compensation expense, largely offset by higher wages, non-IPO-related stock-based compensation expense and annual incentive plan expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Retail and wholesale	$85,230	$75,935	$9,295	12.2%
Corporate	13,223	11,144	2,079	18.7%
Total selling, general and administrative	$98,453	$87,079	$11,374	13.1%
SG&A for our retail and wholesale operations increased by $9.3 million, or 12.2%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase resulted primarily from growth in our store base and increased routine maintenance costs, including an increase in snow removal costs, as well as higher rent and utilities.
Corporate SG&A increased by $2.1 million, or 18.7%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase primarily reflects investments in information technology.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Depreciation and amortization	$22,755	$19,358	$3,397	17.5%
The increase in depreciation and amortization resulted primarily from continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Interest expense, net	$12,545	$16,030	$(3,485)	(21.7)%
Amortization of debt issuance cost and debt discount	552	1,420	(868)	(61.1)%
Gain on interest rate swaps	(428)	(2,636)	2,208	(83.8)%
Total interest expense, net	$12,669	$14,814	$(2,145)	(14.5)%
The $3.5 million decrease in interest expense, net was primarily due to a decrease in the weighted average interest rate. During the thirteen weeks ended April 4, 2026 compared to the thirteen weeks ended March 29, 2025, the weighted average interest rate decreased 233 basis points from 9.03% to 6.70%, primarily due to the reduction in the margin obtained in connection with the September 2025 debt refinancing and lower interest rates on outstanding amounts under our term loan facilities.
The $2.2 million decrease in gain on interest rate swaps resulted primarily from the full reclassification in May 2025 of the remaining deferred gain recorded in accumulated other comprehensive income related to the interest rate swap terminated in April 2024.

Loss (gain) on foreign currency, net
The following table presents loss (gain) on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Loss (gain) on foreign currency remeasurement	$3,595	$(1,976)	$5,571	n/m
Loss on derivative instruments	2,376	345	2,031	n/m
Total loss (gain) on foreign currency, net	$5,971	$(1,631)	$7,602	n/m
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the CAD relative to the USD. During the thirteen weeks ended April 4, 2026, the USD strengthened against the CAD relative to January 3, 2026, resulting in remeasurement losses of $3.6 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded losses of $2.4 million during the thirteen weeks ended April 4, 2026 on derivative instruments we use to manage foreign currency exchange rate risk.
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
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Loss on extinguishment of debt	$—	$2,718	$(2,718)	n/m
n/m – not meaningful
During the thirteen weeks ended March 29, 2025, loss on extinguishment of debt comprised $2.7 million associated with the redemption of $44.5 million aggregate principal amount of the Senior Secured Notes on February 6, 2025.
Other expense, net
The following table presents other expense, net:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Other expense, net	$204	$166	$38	22.9%
Other expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.

Income tax benefit
The following table presents income tax benefit:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Income tax benefit	$(1,128)	$(941)	$(187)	19.9%
Effective tax rate	17.6%	16.6%
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. The modest increase in income tax benefit for the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025 was primarily attributable to higher losses generated in jurisdictions not subject to a valuation allowance, along with a lower tax shortfall related to stock-based compensation.
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales:
U.S. Retail	$234,280	$210,765	$23,515	11.2%
Canada Retail	137,193	128,635	8,558	6.7%
Total segment sales	$371,473	$339,400	$32,073	9.4%
Segment profit:
U.S. Retail	$42,744	$38,998	$3,746	9.6%
Canada Retail	$31,253	$25,316	$5,937	23.5%
U.S. Retail
U.S. Retail sales increased by $23.5 million, or 11.2%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase in U.S. Retail sales resulted from a 6.4% increase in comparable store sales and growth in our store base. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit increased by $3.7 million, or 9.6%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores.
Canada Retail
Canada Retail sales increased by $8.6 million, or 6.7%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase in Canada Retail sales resulted primarily from the favorable impact of foreign currency exchange rates and growth in our store base, partially offset by a 0.6% decrease in comparable store sales. The decrease in comparable store sales was driven primarily by an earlier Easter which negatively impacted Canadian comparable store sales by approximately 0.7%.
Canada Retail segment profit increased by $5.9 million, or 23.5%, during the thirteen weeks ended April 4, 2026, compared to the thirteen weeks ended March 29, 2025. The increase in Canada Retail segment profit primarily reflects increased operating efficiency and, to a lesser extent, the favorable impact of foreign currency exchange rates.

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
Adjusted net income is defined as net loss excluding the impact of loss on extinguishment of debt, IPO-related stock-based compensation expense, transaction costs, foreign currency exchange rate impacts, certain other adjustments, the tax effect on the above adjustments and the excess tax shortfall from stock-based compensation. We define Adjusted net income per diluted share as Adjusted net income divided by adjusted diluted weighted average common shares outstanding.
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

A reconciliation of GAAP net loss and GAAP net loss per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	April 4, 2026	March 29, 2025
Adjusted net income:
Net loss	$(5,263)	$(4,723)
Loss on extinguishment of debt (1)(2)	—	2,718
IPO-related stock-based compensation expense (1)(3)	3,833	8,879
Transaction costs (1)(4)	374	—
Foreign currency exchange rate impacts (1)(5)	5,794	(486)
Other adjustments (1)(6)	517	(327)
Tax effect on adjustments (7)	(2,929)	(2,664)
Excess tax shortfall from stock-based compensation	173	218
Adjusted net income	$2,499	$3,615

Adjusted net income per share, diluted (8):
Net loss per share, diluted	$(0.03)	$(0.03)
Loss on extinguishment of debt (1)(2)	—	0.02
IPO-related stock-based compensation expense (1)(3)	0.02	0.05
Transaction costs (1)(4)	—	—
Foreign currency exchange rate impacts (1)(5)	0.04	—
Other adjustments (1)(6)	—	—
Tax effect on adjustments (7)	(0.02)	(0.02)
Excess tax shortfall from stock-based compensation	—	—
Adjusted net income per share, diluted *	$0.02	$0.02
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effect of loss on extinguishment of debt in relation to the partial redemption of our Senior Secured Notes on February 6, 2025.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.
(6)The thirteen weeks ended April 4, 2026 includes store impairment charges. The thirteen weeks ended March 29, 2025 includes a change in the fair value of acquisition-related contingent consideration.
(7)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
(8)For the thirteen weeks ended April 4, 2026 and the thirteen weeks ended March 29, 2025, Adjusted net income per diluted share includes 5.5 million and 5.6 million, respectively, of potential shares of common stock relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.

A reconciliation of GAAP net loss to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Net loss	$(5,263)	$(4,723)
Interest expense, net	12,669	14,814
Income tax benefit	(1,128)	(941)
Depreciation and amortization	22,755	19,358
Loss on extinguishment of debt (1)	—	2,718
Stock-based compensation expense (2)	7,931	11,536
Lease intangible asset expense (3)	804	833
Transaction costs (4)	374	—
Foreign currency exchange rate impacts (5)	5,794	(486)
Other adjustments (6)	517	(327)
Adjusted EBITDA	$44,453	$42,782
Net loss margin	(1.3)%	(1.3)%
Adjusted EBITDA margin	11.0%	11.6%
(1)Removes the effect of loss on extinguishment of debt in relation to the partial redemption of our Senior Secured Notes on February 6, 2025.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors.
(3)Represents lease expense associated with acquired lease intangibles.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.
(6)The thirteen weeks ended April 4, 2026 includes store impairment charges. The thirteen weeks ended March 29, 2025 includes a change in the fair value of acquisition-related contingent consideration.
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

Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended April 4, 2026, as compared to the thirteen weeks ended March 29, 2025, the USD was weaker relative to the CAD and the Australian dollar (“AUD”), which resulted in a favorable impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
April 4, 2026
U.S. Retail	$234,280	$—	$234,280	$23,515	11.2%
Canada Retail	137,193	(5,937)	131,256	2,621	2.0%
Other	31,722	(1,533)	30,189	(556)	(1.8)%
Total net sales	$403,195	$(7,470)	$395,725	$25,580	6.9%
March 29, 2025
U.S. Retail	$210,765	n/a	$210,765	n/a	n/a
Canada Retail	128,635	n/a	128,635	n/a	n/a
Other	30,745	n/a	30,745	n/a	n/a
Total net sales	$370,145	n/a	$370,145	n/a	n/a
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
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and make required minimum principal and interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to fund growth initiatives, to pay down debt, to conduct repurchases of our common stock, or to pay for acquisitions, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our 2025 Senior Secured Credit Facilities. As of April 4, 2026, $179.1 million was available to borrow under the 2025 Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 3. Debt to our unaudited interim condensed consolidated financial statements for details of our debt.

2025 Share Repurchase Program
We announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock. The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. Although our Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the share repurchase program may be suspended, modified or terminated at any time without prior notice. The amount, timing and execution of our share repurchase program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. Any repurchases will be funded by available cash and cash equivalents.

Cash Flows
Thirteen Weeks Ended April 4, 2026 compared to the Thirteen Weeks Ended March 29, 2025
The following table summarizes our cash flows:

	Thirteen Weeks Ended
(in thousands)	April 4, 2026	March 29, 2025
Net cash provided by operating activities	$18,198	$419
Net cash used in investing activities	(28,297)	(19,400)
Net cash used in financing activities	(14,284)	(58,493)
Effect of exchange rate changes on cash and cash equivalents	88	526
Net change in cash and cash equivalents	$(24,295)	$(76,948)
Net cash provided by operating activities
Net cash provided by operating activities for the thirteen weeks ended April 4, 2026 was $18.2 million, compared to $0.4 million for the thirteen weeks ended March 29, 2025. The $17.8 million increase is primarily due to a $15.8 million decrease in interest paid and a $6.7 million decrease in income taxes paid, as well as favorable changes in other operating items, partially offset by a $16.6 million increase in annual incentive compensation plan payments. The favorable changes in other operating items were not individually significant.
Net cash used in changes in operating assets and liabilities during the thirteen weeks ended April 4, 2026 consisted primarily of a $35.8 million change in operating lease liabilities and a $9.6 million change in accrued payroll and related taxes. The change in operating lease liabilities resulted from lease payments. The change in accrued payroll and related taxes is primarily a result of the annual payment of incentive compensation to our employees. As of January 3, 2026, we had accrued $26.9 million for employee incentive compensation which was paid during the first quarter of fiscal 2026.
Net cash used in changes in operating assets and liabilities during the thirteen weeks ended March 29, 2025 consisted primarily of a $29.8 million change in operating lease liabilities, a $10.3 million change in accounts payable and accrued liabilities and a $6.9 million change in prepaid expenses and other current assets. The change in operating lease liabilities resulted from lease payments. The change in accounts payable and accrued liabilities resulted primarily from interest payments on the Senior Secured Notes, which were due every February 15 and August 15. As of December 28, 2024, we had an interest accrual of $16.1 million on the Senior Secured Notes which was paid in February 2025. As of March 29, 2025, we had accrued $4.6 million which was paid in August 2025. The change in prepaid expenses and other current assets is primarily a result of an increase in prepaid taxes.

Net cash used in investing activities
Net cash used in investing activities was $28.3 million for the thirteen weeks ended April 4, 2026 and $19.4 million for the thirteen weeks ended March 29, 2025. Expenditure in both periods consisted primarily of investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Net cash used in financing activities
Net cash used in financing activities was $14.3 million for the thirteen weeks ended April 4, 2026, which primarily reflected $10.3 million of share repurchases.
Net cash used in financing activities was $58.5 million for the thirteen weeks ended March 29, 2025, which consisted primarily of a $44.5 million principal payment on the Senior Secured Notes and $11.8 million of share repurchases.
Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. Preparation of our unaudited interim condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the assumptions and estimates, as set forth in our 2025 Annual Report on Form 10-K, associated with income taxes have the greatest potential impact on our unaudited interim condensed consolidated financial statements. Accordingly, we believe this policy is most critical to aid in fully understanding and evaluating our unaudited interim condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as disclosed in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our Notes to Interim Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various market risks. Our primary market risks are interest rate risk associated with our variable rate debt and foreign currency exchange risk associated with our operations in Canada and Australia. We continually monitor these risks, regularly consider which risks need active management and, when appropriate, develop targeted risk management strategies. We manage our exposure to changes in interest rates and foreign exchange rates through the use of derivative financial instruments with the objective of reducing potential income statement, cash flow and market exposures. We use derivative financial instruments solely to mitigate market exposure and not for trading or speculative purposes. Refer to Note 5. Derivative Financial Instruments for additional information.

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of April 4, 2026, we had variable rate borrowings on the 2025 Senior Secured Credit Facilities of $728.1 million and no advances under our 2025 Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $7.3 million over 12 months based on amounts outstanding and interest rates in effect as of April 4, 2026.
In September 2025, we executed interest rate swaps to reduce our exposure to fluctuations in interest rates by effectively converting a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of April 4, 2026, our exposure to future interest rate fluctuations will be reduced by 78.4%. The interest rate swaps are scheduled to mature on June 29, 2029.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the thirteen weeks ended April 4, 2026, approximately 39.6% of our net sales were denominated in a currency other than the USD. For the thirteen weeks ended April 4, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $13.1 million, and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $16.1 million. A hypothetical 10% change in the relative fair value of the USD to the AUD would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts, which are maintained on a rolling 12-month basis.
As of April 4, 2026, $298.0 million of our USD-denominated borrowings is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These borrowings expose the Company to earnings volatility due to remeasurement. For the thirteen weeks ended April 4, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $27.1 million. For the thirteen weeks ended April 4, 2026, a hypothetical 10% weakening of the USD to the CAD would increase net income by $33.1 million. In September 2025, we executed cross currency swaps to effectively convert $200.0 million of the USD-denominated borrowings into CAD-denominated borrowings. The cross-currency swaps are scheduled to mature on June 29, 2029.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of April 4, 2026. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 4, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner, and accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended April 4, 2026, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 20, 2026. There have been no material changes from the risk factors previously disclosed. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (#)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period (a) ($)
January 4, 2026 to January 31, 2026	228,200	10.12	228,200	39,360
February 1, 2026 to February 28, 2026	97,200	10.52	97,200	38,337
March 1, 2026 to April 4, 2026	902,075	7.89	902,075	31,222
Total	1,227,475	8.51	1,227,475
(a)On October 30, 2025, the Company announced the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. There was $31.2 million remaining under the 2025 Share Repurchase Program as of April 4, 2026.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the thirteen weeks ended April 4, 2026, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Mark Walsh, Chief Executive Officer and a member of our Board of Directors, entered into a Rule 10b5-1 Plan on March 17, 2026. Mr. Walsh’s plan provides for the sale of up to 445,000 shares of Savers common stock related to the exercise of vested stock options and the vesting of restricted stock units. The plan becomes effective on June 16, 2026 and expires on September 1, 2026, or upon earlier completion of all authorized transactions under the plan.
Michael Maher, Chief Financial Officer and Treasurer, entered into a Rule 10b5-1 Plan on March 2, 2026. Mr. Maher’s plan provides for the sale of up to 49,742 shares of Savers common stock related to the exercise of vested stock options and the vesting of restricted stock units. The plan becomes effective on June 2, 2026 and expires on February 26, 2027, or upon earlier completion of all authorized transactions under the plan.
Richard Medway, General Counsel, Chief Compliance Officer and Secretary, entered into a Rule 10b5-1 Plan on March 18, 2026. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 160,000 shares of Savers common stock. The plan becomes effective on July 17, 2026 and expires on December 17, 2026, or upon earlier completion of all authorized transactions under the plan.
Mindy Geisser, Chief People Services Officer, entered into a 10b5-1 Plan on March 18, 2026. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 150,000 shares of Savers common stock. The plan becomes effective on July 6, 2026 and expires on January 6, 2027, or upon earlier completion of all authorized transactions under the plan.

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
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 4, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 4, 2026, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVERS VALUE VILLAGE, INC.

Date:	May 06, 2026	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)