Form 10-Q
period 2026-07-04
Savers Value Village, Inc.
filed 2026-08-06
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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

The registrant had outstanding 153,796,187 shares of common stock as of August 3, 2026.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are made in reliance on the safe harbor protections provided thereunder. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including competition, growth and trends in our markets and industry; our strategies, outcomes and prospects; our expectations, beliefs, plans, objectives, assumptions; and future events or performance made in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$448,219	$417,208	$851,414	$787,353
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	193,304	186,878	376,453	355,381
Salaries, wages and benefits	85,478	86,993	171,863	171,795
Selling, general and administrative	101,715	88,412	200,168	175,491
Depreciation and amortization	25,473	20,904	48,228	40,262
Total operating expenses	405,970	383,187	796,712	742,929
Operating income	42,249	34,021	54,702	44,424
Other expense (income):
Interest expense, net	13,022	15,985	25,691	30,799
(Gain) loss on foreign currency, net	(3,462)	(8,611)	2,509	(10,242)
Loss on extinguishment of debt	1,280	—	1,280	2,718
Other (income) expense, net	(66)	37	138	203
Other expense, net	10,774	7,411	29,618	23,478
Income before income taxes	31,475	26,610	25,084	20,946
Income tax expense	9,844	7,693	8,716	6,752
Net income	21,631	18,917	16,368	14,194
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,314)	4,209	(3,973)	4,841
Cash flow hedges	3,436	(1,796)	7,031	(4,432)
Other comprehensive income	1,122	2,413	3,058	409
Comprehensive income	$22,753	$21,330	$19,426	$14,603
Net income per share, basic	$0.14	$0.12	$0.11	$0.09
Net income per share, diluted	$0.14	$0.12	$0.10	$0.09
Basic weighted average shares outstanding	153,862	156,464	154,453	157,524
Diluted weighted average shares outstanding	159,103	162,393	159,803	163,297
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	July 4, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$91,869	$85,904
Trade receivables, net	19,204	17,094
Inventories	45,357	41,480
Prepaid expenses and other current assets	48,992	52,629
Total current assets	205,422	197,107
Property and equipment, net	356,201	338,995
Right-of-use lease assets	683,869	634,012
Goodwill	669,220	677,884
Intangible assets, net	150,985	153,589
Other assets	12,039	9,300
Total assets	$2,077,736	$2,010,887
Current liabilities:
Accounts payable and accrued liabilities	$79,764	$75,636
Accrued payroll and related taxes	65,529	71,295
Lease liabilities – current	91,548	89,586
Current portion of long-term debt	7,500	7,500
Total current liabilities	244,341	244,017
Long-term debt, net	706,494	708,215
Lease liabilities – non-current	631,726	575,962
Other liabilities	50,829	47,114
Total liabilities	1,633,390	1,575,308
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 153,769 and 155,283 shares issued and outstanding	—	—
Additional paid-in capital	704,943	695,443
Accumulated deficit	(277,041)	(273,250)
Accumulated other comprehensive income	16,444	13,386
Total stockholders’ equity	444,346	435,579
Total liabilities and stockholders’ equity	$2,077,736	$2,010,887
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at April 4, 2026	154,699	$—	$704,160	$(289,035)	$15,322	$430,447
Stock-based compensation	—	—	1,317	—	—	1,317
Stock issued under stock incentive plans, net	249	—	(534)	—	—	(534)
Repurchase of common stock, including excise tax	(1,179)	—	—	(9,637)	—	(9,637)
Comprehensive income	—	—	—	21,631	1,122	22,753
Balance at July 4, 2026	153,769	$—	$704,943	$(277,041)	$16,444	$444,346

Balance at March 29, 2025	157,857	$—	$668,667	$(267,075)	$12,221	$413,813
Stock-based compensation	—	—	11,805	—	—	11,805
Stock issued under stock incentive plans, net	237	—	336	—	—	336
Repurchase of common stock, including excise tax	(2,697)	—	—	(23,810)	—	(23,810)
Comprehensive income	—	—	—	18,917	2,413	21,330
Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 3, 2026	155,283	$—	$695,443	$(273,250)	$13,386	$435,579
Stock-based compensation	—	—	10,850	—	—	10,850
Stock issued under stock incentive plans, net	892	—	(1,350)	—	—	(1,350)
Repurchase of common stock, including excise tax	(2,406)	—	—	(20,159)	—	(20,159)
Comprehensive income	—	—	—	16,368	3,058	19,426
Balance at July 4, 2026	153,769	$—	$704,943	$(277,041)	$16,444	$444,346

Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	22,682	—	—	22,682
Stock issued under stock incentive plans, net	325	—	220	—	—	220
Repurchase of common stock, including excise tax	(4,092)	—	—	(35,711)	—	(35,711)
Comprehensive income	—	—	—	14,194	409	14,603
Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$16,368	$14,194
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,706	23,965
Amortization of debt issuance costs and debt discount	1,098	2,826
Depreciation and amortization	48,228	40,262
Operating lease expense	77,278	69,427
Deferred income taxes, net	5,559	(5,416)
Loss on extinguishment of debt	1,280	2,718
Other items	6,105	(15,923)
Changes in operating assets and liabilities:
Trade receivables	(3,169)	(2,144)
Inventories	(4,464)	(7,717)
Prepaid expenses and other assets	9,352	(13,172)
Accounts payable and accrued liabilities	(1,244)	(2,449)
Accrued payroll and related taxes	(4,117)	6,447
Operating lease liabilities	(70,629)	(62,247)
Other liabilities	1,324	4,094
Net cash provided by operating activities	92,675	54,865
Cash flows from investing activities:
Purchases of property and equipment	(57,783)	(53,145)
Settlement of derivative instruments	376	1,838
Purchases of marketable securities	(740)	(2,864)
Proceeds from sale of marketable securities	663	292
Net cash used in investing activities	(57,484)	(53,879)
Cash flows from financing activities:
Principal payments on long-term debt	(3,750)	(44,500)
Payment of debt issuance costs	(88)	—
Prepayment premium on extinguishment of debt	—	(1,335)
Proceeds from stock option exercises	722	411
Repurchase of common stock, including excise tax	(20,530)	(35,646)
Shares withheld for taxes	(2,072)	(191)
Principal payments on finance lease liabilities	(2,455)	(1,672)
Net cash used in financing activities	(28,173)	(82,933)
Effect of exchange rate changes on cash and cash equivalents	(1,053)	2,530
Net change in cash and cash equivalents	5,965	(79,417)
Cash and cash equivalents at beginning of period	85,904	149,967
Cash and cash equivalents at end of period	$91,869	$70,550
Supplemental disclosures of cash flow information:
Interest paid on debt	$24,516	$34,483
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$15,030	$8,331
Repurchase of common stock and excise tax not yet paid	$123	$332
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
Basis of presentation
The accompanying interim condensed consolidated financial statements as of July 4, 2026 and for the thirteen and twenty-six weeks ended July 4, 2026 and June 28, 2025, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at January 3, 2026, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended January 3, 2026, and related notes included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Retail sales	$430,239	$396,430	$816,436	$747,189
Wholesale sales	17,980	20,778	34,978	40,164
Total net sales	$448,219	$417,208	$851,414	$787,353

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
Note 3. Debt
Long-term debt consisted of the following:

(in thousands)	July 4, 2026	January 3, 2026
2025 Term Loan Facility	$726,250	$730,000
Less: current portion of long-term debt	7,500	7,500
Less: unamortized debt issuance costs and debt discount	12,256	14,285
Long-term debt, net	$706,494	$708,215
On June 2, 2026, the Company entered into an amendment (the “First Amendment”) to its 2025 Senior Secured Credit Facilities. The First Amendment reduces the Applicable Rate on existing borrowings under the 2025 Term Loan Facility from 3.00% to 2.50% for Term SOFR Loans and 2.00% to 1.50% for Base Rate Loans. The First Amendment also provides for a 0.25% reduction of the Applicable Rate if the Company achieves certain public corporate family ratings. The First Amendment resulted in a loss on extinguishment of debt of $1.3 million.
As of July 4, 2026, there were no advances on the 2025 Revolving Credit Facility, there were $0.8 million of letters of credit outstanding and $179.2 million was available to borrow.
Required minimum principal payments
Required minimum principal payments on debt for each of the following fiscal years as of July 4, 2026 are as follows:

(in thousands)
2026	$3,750
2027	7,500
2028	7,500
2029	7,500
2030	7,500
Thereafter	692,500
Total	$726,250

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
Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at July 4, 2026:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$301	$—	$—	$301
Interest rate swaps	—	7,290	—	7,290
Cross currency swaps	—	1,888	—	1,888
Marketable securities (1)	2,874	—	—	2,874
Forward contracts	—	2,843	—	2,843
Total	$3,175	$12,021	$—	$15,196
Liabilities:
Cross currency swaps	$—	$261	$—	$261
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
Non-recurring fair value measurements
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and right-of-use (“ROU”) lease assets, are recorded at cost. Fair value adjustments are made to these non-financial assets in the period an impairment charge is recognized. During the thirteen and twenty-six weeks ended July 4, 2026, the Company recognized impairment charges of $1.2 million and $1.7 million, respectively, on ROU lease assets. Impairment charges on property and equipment were $1.2 million for both the thirteen and twenty-six weeks ended July 4, 2026. These charges are recorded in selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income. Fair value of these assets was determined using discounted cash flow models based on significant unobservable inputs, including projected store-level cash flows, discount rates and market rental data. Accordingly, the fair value of these assets are classified as Level 3 within the fair value hierarchy.
Other fair value disclosures
The fair value of borrowings under the Company’s 2025 Senior Secured Credit Facilities approximate their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at July 4, 2026 and January 3, 2026.
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
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts and cross currency swaps to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) exchange rate. Forward contracts and cross currency swaps lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of July 4, 2026 and January 3, 2026, the Company’s forward contracts had USD equivalent notional amounts of $69.9 million and $102.4 million, respectively. In September 2025, the Company entered into cross currency swaps with USD notional amounts of $200.0 million as of July 4, 2026 and January 3, 2026. Cross currency swaps and forward contracts were not designated in hedging relationships.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s 2025 Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In September 2025, the Company entered into interest rate swaps with USD notional amounts of $569.0 million and $600.0 million as of July 4, 2026 and January 3, 2026, respectively. All interest rate swaps were designated as cash flow hedging instruments.

The fair value of derivative financial instruments were as follows:

		July 4, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets(1)	$2,843	$—
Cross currency swaps	Prepaid expenses and other current assets	1,888	—
Cross currency swaps	Other liabilities	—	(261)
Total		$4,731	$(261)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$2,679	$—
Interest rate swaps	Other assets	4,611	—
Total		$7,290	$—
Total deferred gain on interest rate swaps(2)	Accumulated other comprehensive income	$7,222	$—
(1)Derivatives subject to master netting agreements are presented net on the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

		January 3, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Accounts payable and accrued liabilities(1)	$339	$(688)
Cross currency swaps	Prepaid expenses and other current assets	1,617	—
Cross currency swaps	Other liabilities	—	(2,363)
Total		$1,956	$(3,051)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$42	$—
Interest rate swaps	Accounts payable and accrued liabilities(1)	29	—
Interest rate swaps	Other liabilities	—	(1,210)
Total		$71	$(1,210)
Total deferred loss on interest rate swaps(2)	Accumulated other comprehensive income	$—	$(1,221)
(1)Derivatives subject to master netting agreements are presented net on the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
(Gain) loss on forward contracts recognized in (gain) loss on foreign currency, net	$(2,869)	$4,248	$(2,683)	$4,593
Gain on cross currency swaps recognized in (gain) loss on foreign currency, net	$(5,391)	$—	$(3,201)	$—
Gain on interest rate swaps recognized in interest expense, net	$(389)	$(1,796)	$(817)	$(4,432)
The table below presents the effect of cash flow hedge accounting on comprehensive income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, gross of immaterial income taxes)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gain recognized in other comprehensive income	$4,447	$—	$9,259	$—
Gain reclassified from accumulated other comprehensive income into net income	$389	$1,796	$817	$4,432
Amounts reclassified from accumulated other comprehensive income into net income are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income. Within the next twelve months, the Company estimates that $2.7 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.
Note 6. Segments
The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), assesses segment performance and makes resource allocation decisions based on the geographies in which the Company conducts its retail operations, and separately for its wholesale operations, each of which represents an operating segment. For disclosure purposes, U.S. Retail and Canada Retail were determined to be reportable segments. Neither the Company’s retail operations in Australia nor its wholesale operations meet the quantitative thresholds to be reported separately and since they do not share similar economic characteristics, they have been combined and disclosed within Other Profit. We do not separately present assets for our reportable segments because the Company’s CODM is not provided these amounts.
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative expenses in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income.
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

	Thirteen Weeks Ended July 4, 2026
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$255,275	$158,316	$413,591
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	112,840	62,683	175,523
Salaries, wages and benefits	34,664	19,390	54,054
Selling, general and administrative	48,811	30,645	79,456
Total segment expenses	196,315	112,718	309,033
Segment profit	$58,960	$45,598	104,558

Reconciliation of profit
Other profit			6,451
General corporate expenses			43,287
Depreciation and amortization			25,473
Operating income			42,249
Interest expense, net			13,022
Gain on foreign currency, net			(3,462)
Loss on extinguishment of debt			1,280
Other income, net			(66)
Income before income taxes			$31,475

	Thirteen Weeks Ended June 28, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$228,833	$154,956	$383,789
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	104,090	66,400	170,490
Salaries, wages and benefits	32,396	19,203	51,599
Selling, general and administrative	43,834	29,878	73,712
Total segment expenses	180,320	115,481	295,801
Segment profit	$48,513	$39,475	87,988

Reconciliation of profit
Other profit			8,689
General corporate expenses			41,752
Depreciation and amortization			20,904
Operating income			34,021
Interest expense, net			15,985
Gain on foreign currency, net			(8,611)
Other expense, net			37
Income before income taxes			$26,610

	Twenty-Six Weeks Ended July 4, 2026
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$489,555	$295,509	$785,064
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	221,992	119,494	341,486
Salaries, wages and benefits	67,718	36,502	104,220
Selling, general and administrative	98,141	62,662	160,803
Total segment expenses	387,851	218,658	606,509
Segment profit	$101,704	$76,851	178,555

Reconciliation of profit
Other profit			12,296
General corporate expenses			87,921
Depreciation and amortization			48,228
Operating income			54,702
Interest expense, net			25,691
Loss on foreign currency, net			2,509
Loss on extinguishment of debt			1,280
Other expense, net			138
Income before income taxes			$25,084

	Twenty-Six Weeks Ended June 28, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$439,598	$283,591	$723,189
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	201,923	122,518	324,441
Salaries, wages and benefits	64,140	36,572	100,712
Selling, general and administrative	86,024	59,710	145,734
Total segment expenses	352,087	218,800	570,887
Segment profit	$87,511	$64,791	152,302

Reconciliation of profit
Other profit			17,379
General corporate expenses			84,995
Depreciation and amortization			40,262
Operating income			44,424
Interest expense, net			30,799
Gain on foreign currency, net			(10,242)
Loss on extinguishment of debt			2,718
Other expense, net			203
Income before income taxes			$20,946

Note 7. Net Income Per Share
Basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator
Net income	$21,631	$18,917	$16,368	$14,194
Denominator
Basic weighted average shares outstanding	153,862	156,464	154,453	157,524
Dilutive effect of employee stock options and awards	5,241	5,929	5,350	5,773
Diluted weighted average shares outstanding (1)	159,103	162,393	159,803	163,297
Net income per share (2)
Basic	$0.14	$0.12	$0.11	$0.09
Diluted	$0.14	$0.12	$0.10	$0.09

Antidilutive shares (1)	8,921	8,238	7,704	7,607
(1)The calculation of diluted net income per share excludes the effect of potential shares of common stock as the inclusion of these potential shares would have been antidilutive and/or the shares were contingently issuable and not issuable based on current period results, assuming the end of the reporting period was the end of the contingency period.
(2)Due to the differences between quarterly and year-to-date weighted average share counts and the effect of quarterly rounding to the nearest cent per share, the year-to-date calculation of net income per share may not equal the sum of the quarters.
Note 8. Share Repurchases
Share Repurchase Programs
Share repurchases made under our share repurchase programs, excluding commissions and excise tax, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total number of shares repurchased and retired	1,179	438	2,406	1,834
Weighted average price of shares repurchased	$8.10	$8.17	$8.31	$8.37
Total cost	$9,541	$3,580	$19,988	$15,346
As of July 4, 2026, the Company had $21.7 million remaining under the 2025 Share Repurchase Program (as defined below).
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
Concurrent share repurchase
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by the Private Equity Group of Ares Management Corporation and Mark Walsh, the chief executive officer of the Company (collectively, the “Selling Stockholders”), sold 17.3 million shares, including approximately 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “Offering”). The Company did not receive any proceeds from sales made by the Selling Stockholders. As part of the Offering, the Company purchased from the underwriters approximately 2.3 million shares of common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the Concurrent Share Repurchase from its existing cash on hand and it was not part of the 2023 Share Repurchase Program authorized in November 2023.
Note 9. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen weeks ended July 4, 2026 and June 28, 2025 was 31.3% and 28.9%, respectively. The effective tax rate for the twenty-six weeks ended July 4, 2026 and June 28, 2025 was 34.7% and 32.2%, respectively. The effective tax rate for these periods differed from the federal statutory rate primarily due to limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m) and losses generated in a foreign jurisdiction for which no tax benefit was recognized as a result of a valuation allowance recorded against deferred tax assets.
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
As of July 4, 2026, the Company had a $18.9 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim Condensed Consolidated Balance Sheets. The prepaid income tax balance decreased compared to the balance as of January 3, 2026, primarily due to receipt of a U.S. federal income tax refund during the twenty-six weeks ended July 4, 2026. The Company continues to maintain a prepaid income tax position as of July 4, 2026 as income tax obligations are determined based on projected full-year taxable income basis. Given the Company's earnings profile, under which a larger portion of annual taxable income is generally generated in the second half of the fiscal year, tax amounts paid or carryover payment balance during the first half of the year typically exceed income tax liabilities recognized to date. Accordingly, the prepaid income tax balance is expected to be utilized against income tax obligations arising during the remainder of the fiscal year.

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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operated a total of 375 stores as of July 4, 2026 under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 84.9% and 78.5% of our total pounds processed for the thirteen weeks ended July 4, 2026 and June 28, 2025, respectively. OSDs and GreenDrop accounted for 80.6% and 76.3% of our total pounds processed for the twenty-six weeks ended July 4, 2026 and June 28, 2025, respectively.
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended July 4, 2026, we processed 282 million pounds of secondhand goods, compared to 279 million during the thirteen weeks ended June 28, 2025. During the twenty-six weeks ended July 4, 2026, we processed 548 million pounds of secondhand goods, compared to 541 million during the twenty-six weeks ended June 28, 2025. We are continuing to implement our offsite processing strategy, which is an important component of our operating model and supports store growth by enabling processing at larger-scale facilities and distribution to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
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
Financial Highlights
The following highlights our financial results for the thirteen weeks ended July 4, 2026 (the “second quarter”). Comparisons are to the thirteen weeks ended June 28, 2025:
•Total Company net sales increased 7.4% to $448.2 million; constant-currency net sales increased 7.1%; and comparable store sales increased 4.4%.
•For the U.S., net sales increased 11.6% and comparable store sales increased 6.6%.
•For Canada, net sales increased 2.2%; constant-currency net sales increased 2.2%; and comparable store sales increased 0.8%. An earlier Easter in fiscal 2026 positively impacted Canadian comparable store sales by approximately 0.7%.
•Net income was $21.6 million, or $0.14 per diluted share. Net income margin was 4.8%.
•Adjusted net income was $22.3 million, or $0.14 per diluted share.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $74.5 million and Adjusted EBITDA margin was 16.6%.

Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as amounts presented on a constant-currency basis, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.
Capital Allocation
Consistent with its balanced and disciplined approach to capital allocation, the Company continued to take actions during the second quarter to reinvest in its business, strengthen its balance sheet and return capital to stockholders.
•The Company opened 6 new stores, ending the second quarter with 375 stores, and recorded pre-opening expenses of $3.8 million.
•On June 2, 2026, the Company completed a repricing amendment to its existing term loans, reducing the applicable rate to 2.50% for Term SOFR Loans and 1.50% for Base Rate Loans. This repricing is expected to reduce interest expense by approximately $1.8 million for the remainder of fiscal 2026 and $3.6 million on an annualized basis.
•The Company repurchased 1.2 million shares during the second quarter at a weighted average price of $8.10 per share. There was $21.7 million remaining on the Company’s share repurchase authorization as of the end of the second quarter.
•As of the end of the second quarter, the Company had $91.9 million of cash and cash equivalents, $179.2 million available to borrow under its 2025 Revolving Credit Facility and total debt of $726.3 million.
Recent Developments
Geopolitical Environment
Recent events in the Middle East, including the conflict involving Iran, and political and economic instability in Venezuela, have contributed to volatility in global energy markets. While the Company is not directly impacted by import disruptions due to its hyper-local procurement model, these conditions may increase transportation costs and, in periods of perceived or actual unfavorable economic conditions, lead consumers to reallocate discretionary spending which may adversely impact demand for the Company’s products and its profitability.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes certain key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Comparable Store Sales (1)
U.S.	6.6%	6.2%	6.5%	5.2%
Canada	0.8%	2.6%	0.2%	1.7%
Total (2)	4.4%	4.6%	4.0%	3.7%
Other Metrics
Pounds processed (lbs mm)	282	279	548	541
OSDs and GreenDrop as a % of total pounds processed	84.9%	78.5%	80.6%	76.3%
Sales yield (1)	$1.56	$1.46	$1.52	$1.42
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
During the thirteen weeks ended July 4, 2026, comparable store sales increased 4.4%, primarily reflecting higher average basket, and to a lesser extent, transactions. In addition, an earlier Easter in fiscal 2026 positively impacted Canadian comparable store sales by approximately 0.7% as several of our Canadian stores were closed for Good Friday. During the thirteen weeks ended June 28, 2025, comparable store sales increased 4.6%, primarily reflecting higher average basket and transactions.
During the twenty-six weeks ended July 4, 2026, comparable store sales increased 4.0%, primarily reflecting higher average basket and, to a lesser extent, transactions. During the twenty-six weeks ended June 28, 2025, comparable store sales increased 3.7%, primarily reflecting higher average basket and transactions.
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

During the thirteen weeks ended July 4, 2026 and June 28, 2025, we processed 282 million and 279 million pounds of supply, respectively, of which 84.9% and 78.5% was comprised of supply from OSDs and GreenDrop, respectively.
During the twenty-six weeks ended July 4, 2026 and June 28, 2025, we processed 548 million and 541 million pounds of supply, respectively, of which 80.6% and 76.3% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Sales yield for the thirteen weeks ended July 4, 2026 was $1.56 compared to $1.46 for the thirteen weeks ended June 28, 2025. The 6.8% increase in sales yield primarily reflects higher average price points and an increase in items sold per pound processed.
Sales yield for the twenty-six weeks ended July 4, 2026 was $1.52 compared to $1.42 for the twenty-six weeks ended June 28, 2025. The 7.0% increase in sales yield primarily reflects higher average price points and an increase in items sold per pound processed.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets.
The following table summarizes the Company’s store count activity for the twelve months ended July 4, 2026:

	U.S.	Canada	Australia	Total
June 28, 2025	171	167	16	354
New stores	20	7	2	29
Closures	(6)	(2)	0	(8)
July 4, 2026	185	172	18	375

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$448,219	100.0%	$417,208	100.0%	$851,414	100.0%	$787,353	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	193,304	43.1	186,878	44.8	376,453	44.2	355,381	45.1
Salaries, wages and benefits	85,478	19.1	86,993	20.8	171,863	20.2	171,795	21.9
Selling, general and administrative	101,715	22.7	88,412	21.2	200,168	23.5	175,491	22.3
Depreciation and amortization	25,473	5.7	20,904	5.0	48,228	5.7	40,262	5.1
Total operating expenses	405,970	90.6	383,187	91.8	796,712	93.6	742,929	94.4
Operating income	42,249	9.4	34,021	8.2	54,702	6.4	44,424	5.6
Other expense (income):
Interest expense, net	13,022	2.9	15,985	3.8	25,691	3.0	30,799	3.9
(Gain) loss on foreign currency, net	(3,462)	(0.8)	(8,611)	(2.0)	2,509	0.3	(10,242)	(1.3)
Loss on extinguishment of debt	1,280	0.3	—	—	1,280	0.2	2,718	0.3
Other (income) expense, net	(66)	—	37	—	138	—	203	—
Other expense, net	10,774	2.4	7,411	1.8	29,618	3.5	23,478	2.9
Income before income taxes	31,475	7.0	26,610	6.4	25,084	2.9	20,946	2.7
Income tax expense	9,844	2.2	7,693	1.9	8,716	1.0	6,752	0.9
Net income	$21,631	4.8%	$18,917	4.5%	$16,368	1.9%	$14,194	1.8%

Thirteen Weeks Ended July 4, 2026 compared to the Thirteen Weeks Ended June 28, 2025
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail sales	$430,239	$396,430	$33,809	8.5%
Wholesale sales	17,980	20,778	(2,798)	(13.5)%
Total net sales	$448,219	$417,208	$31,011	7.4%
Retail sales increased by $33.8 million, or 8.5%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in retail sales resulted primarily from growth in our store base and a 4.4% increase in comparable store sales.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$193,304	$186,878	$6,426	3.4%
Cost of merchandise sold decreased 170 basis points to 43.1% of net sales during the thirteen weeks ended July 4, 2026, compared to 44.8% for the thirteen weeks ended June 28, 2025. The 170 basis point decrease primarily reflects improvement in cost of merchandise sold as a percentage of net sales on comparable store sales due to increased operating efficiency and the favorable impact of year-over-year growth in OSDs, partially offset by new store dilution.
Personnel costs classified within cost of merchandise sold were $119.7 million during the thirteen weeks ended July 4, 2026, compared to $113.5 million during the thirteen weeks ended June 28, 2025. The $6.2 million increase in personnel costs resulted primarily from growth in our store base and higher wage rates, partially offset by labor efficiency gains.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail and wholesale	$58,984	$55,501	$3,483	6.3%
Corporate	26,494	31,492	(4,998)	(15.9)%
Total salaries, wages and benefits	$85,478	$86,993	$(1,515)	(1.7)%
Personnel costs for our retail and wholesale operations increased by $3.5 million, or 6.3%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase primarily reflects growth in our store base.
Personnel costs for our corporate employees decreased by $5.0 million, or 15.9%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The decrease primarily reflects an $11.6 million decrease in IPO-related stock-based compensation expense, partially offset by higher incentive plan expense, wages and non-IPO-related stock-based compensation expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail and wholesale	$84,922	$78,152	$6,770	8.7%
Corporate	16,793	10,260	6,533	63.7%
Total selling, general and administrative	$101,715	$88,412	$13,303	15.0%
SG&A for our retail and wholesale operations increased by $6.8 million, or 8.7%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase primarily reflects growth in our store base and higher repair and maintenance expense.
Corporate SG&A increased by $6.5 million, or 63.7%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase primarily reflects a $2.4 million impairment charge, an increase in professional services and $1.1 million of transaction costs related to the debt repricing amendment.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Depreciation and amortization	$25,473	$20,904	$4,569	21.9%
The $4.6 million increase in depreciation and amortization resulted primarily from continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures, partially offset by lower accelerated depreciation and amortization following the reduction in the estimated useful lives of certain acquisition-related intangible assets and store-related property and equipment during the thirteen weeks ended June 28, 2025.
Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Interest expense, net	$12,865	$16,375	$(3,510)	(21.4)%
Amortization of debt issuance cost and debt discount	546	1,406	(860)	(61.2)%
Gain on interest rate swaps	(389)	(1,796)	1,407	(78.3)%
Total interest expense, net	$13,022	$15,985	$(2,963)	(18.5)%
The $3.0 million decrease in total interest expense, net was primarily due to a decrease in interest expense, net, partially offset by a decrease in gain on interest rate swaps. The $3.5 million decrease in interest expense, net was driven by a decrease in the weighted average interest rate. The weighted average interest rate decreased 250 basis points from 9.00% to 6.50%. This decrease was primarily due to the September 2025 debt refinancing.
The $1.4 million decrease in the gain on interest rate swaps resulted primarily from the full reclassification in May 2025 of the remaining deferred gain recorded in accumulated other comprehensive income related to the interest rate swap terminated in April 2024.

Gain on foreign currency, net
The following table presents gain on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Loss (gain) on foreign currency remeasurement	$4,798	$(12,859)	$17,657	n/m
(Gain) loss on derivative instruments	(8,260)	4,248	(12,508)	n/m
Total gain on foreign currency, net	$(3,462)	$(8,611)	$5,149	(59.8)%
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended July 4, 2026, the USD strengthened against the CAD relative to April 4, 2026, resulting in remeasurement losses of $4.8 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $8.3 million during the thirteen weeks ended July 4, 2026 on derivative instruments we use to manage foreign currency exchange rate risk.
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
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Loss on extinguishment of debt	$1,280	$—	$1,280	n/m
n/m – not meaningful
During the thirteen weeks ended July 4, 2026, the Company entered into an amendment (the “First Amendment”) to its 2025 Senior Secured Credit Facilities. The First Amendment resulted in a loss on extinguishment of debt of $1.3 million.
Other (income) expense, net
The following table presents other (income) expense, net:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Other (income) expense, net	$(66)	$37	$(103)	n/m
n/m – not meaningful
Other (income) expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.

Income tax expense
The following table presents income tax expense:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Income tax expense	$9,844	$7,693	$2,151	28.0%
Effective tax rate	31.3%	28.9%
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. As such, income tax expense includes the impact of changes to the estimate of forecasted annual pre-tax book income, together with actual results from the current quarter, relative to the prior quarter in each respective year, adjusted for discrete quarterly events, as applicable.
For the thirteen weeks ended July 4, 2026, we recorded income tax expense of $9.8 million on income before income taxes of $31.5 million, resulting in an effective tax rate of 31.3%. For the thirteen weeks ended June 28, 2025, we recorded income tax expense of $7.7 million on income before income taxes of $26.6 million, resulting in an effective tax rate of 28.9%. The increase in our effective tax rate was primarily due to a higher valuation allowance on a tax attribute in a foreign jurisdiction that is not expected to be realized. This impact was partially offset by a decrease in nondeductible executive compensation under Internal Revenue Code Section 162(m).
Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales:
U.S. Retail	$255,275	$228,833	$26,442	11.6%
Canada Retail	158,316	154,956	3,360	2.2%
Total segment sales	$413,591	$383,789	$29,802	7.8%
Segment profit:
U.S. Retail	$58,960	$48,513	$10,447	21.5%
Canada Retail	$45,598	$39,475	$6,123	15.5%
U.S. Retail
U.S. Retail sales increased by $26.4 million, or 11.6%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in U.S. Retail sales resulted from growth in our store base, as well as a 6.6% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit increased by $10.4 million, or 21.5%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores.
Canada Retail
Canada Retail sales increased by $3.4 million, or 2.2%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in Canada Retail sales resulted from growth in our store base and a 0.8% increase in comparable store sales. The increase in comparable store sales was primarily driven by an earlier Easter in fiscal 2026 which positively impacted Canadian comparable store sales by 0.7%.
Canada Retail segment profit increased by $6.1 million, or 15.5%, during the thirteen weeks ended July 4, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in Canada Retail segment profit primarily reflects increased operating efficiency.

Twenty-Six Weeks Ended July 4, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025
Net sales
The following table presents net sales:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail sales	$816,436	$747,189	$69,247	9.3%
Wholesale sales	34,978	40,164	(5,186)	(12.9)%
Total net sales	$851,414	$787,353	$64,061	8.1%
Retail sales increased by $69.2 million, or 9.3%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase in retail sales resulted primarily from growth in our store base, a 4.0% increase in comparable store sales and the favorable impact of foreign currency exchange rates.
Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$376,453	$355,381	$21,072	5.9%
Cost of merchandise sold decreased 90 basis points to 44.2% of net sales during the twenty-six weeks ended July 4, 2026, compared to 45.1% for the twenty-six weeks ended June 28, 2025. The 90 basis point decrease primarily reflects improvement in cost of merchandise sold as a percentage of net sales on comparable store sales due to increased operating efficiency and the favorable impact of year-over-year growth in OSDs, partially offset by new store dilution.
Personnel costs classified within cost of merchandise sold were $233.4 million during the twenty-six weeks ended July 4, 2026, compared to $219.0 million during the twenty-six weeks ended June 28, 2025. The $14.4 million increase in personnel costs resulted primarily from growth in our store base and higher wage rates, partially offset by labor efficiency gains.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail and wholesale	$113,958	$108,204	$5,754	5.3%
Corporate	57,905	63,591	(5,686)	(8.9)%
Total salaries, wages and benefits	$171,863	$171,795	$68	—%
Personnel costs for our retail and wholesale operations increased by $5.8 million, or 5.3%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase primarily reflects growth in our store base.
Personnel costs for our corporate employees decreased by $5.7 million, or 8.9%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The decrease primarily reflects a $16.6 million decrease in IPO-related stock-based compensation expense, partially offset by higher wages, annual incentive plan expense and non-IPO-related stock-based compensation expense.

Selling, general and administrative
The following table presents selling, general and administrative:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Retail and wholesale	$170,152	$154,087	$16,065	10.4%
Corporate	30,016	21,404	8,612	40.2%
Total selling, general and administrative	$200,168	$175,491	$24,677	14.1%
SG&A for our retail and wholesale operations increased by $16.1 million, or 10.4%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase primarily reflects growth in our store base, as well as increased repair and maintenance expense, preopening expenses and rent and utilities.
Corporate SG&A increased by $8.6 million, or 40.2%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase primarily reflects a $2.9 million impairment charge, investments in information technology, an increase in professional services and $1.1 million of transaction costs related to the debt repricing amendment.
Depreciation and amortization
The following table presents depreciation and amortization:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Depreciation and amortization	$48,228	$40,262	$7,966	19.8%
The $8.0 million increase in depreciation and amortization resulted primarily from continued investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures, partially offset by lower accelerated depreciation and amortization following the reduction in the estimated useful lives of certain acquisition-related intangible assets and store-related property and equipment during the twenty-six weeks ended June 28, 2025.
Interest expense, net
The following table presents interest expense, net:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Interest expense, net	$25,410	$32,405	$(6,995)	(21.6)%
Amortization of debt issuance cost and debt discount	1,098	2,826	(1,728)	(61.1)%
Gain on interest rate swaps	(817)	(4,432)	3,615	(81.6)%
Total interest expense, net	$25,691	$30,799	$(5,108)	(16.6)%
The $5.1 million decrease in total interest expense, net was primarily due to a decrease in interest expense, net, partially offset by a decrease in gain on interest rate swaps. The $7.0 million decrease in interest expense, net was primarily due to a decrease in the weighted average interest rate. The weighted average interest rate decreased 242 basis points from 9.02% to 6.60%. This decrease was primarily due to the September 2025 debt refinancing.
The $3.6 million decrease in gain on interest rate swaps resulted primarily from the full reclassification in May 2025 of the remaining deferred gain recorded in accumulated other comprehensive income related to the interest rate swap terminated in April 2024.

Loss (gain) on foreign currency, net
The following table presents loss (gain) on foreign currency, net:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Loss (gain) on foreign currency remeasurement	$8,393	$(14,835)	$23,228	n/m
(Gain) loss on derivative instruments	(5,884)	4,593	(10,477)	n/m
Total loss (gain) on foreign currency, net	$2,509	$(10,242)	$12,751	n/m
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the CAD relative to the USD. During the twenty-six weeks ended July 4, 2026, the USD strengthened against the CAD relative to January 3, 2026, resulting in remeasurement losses of $8.4 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $5.9 million during the twenty-six weeks ended July 4, 2026 on derivative instruments we use to manage foreign currency exchange rate risk.
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
Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Loss on extinguishment of debt	$1,280	$2,718	$(1,438)	(52.9)%
During the twenty-six weeks ended July 4, 2026, the Company entered into the First Amendment to its 2025 Senior Secured Credit Facilities. The First Amendment resulted in a loss on extinguishment of debt of $1.3 million.
During the twenty-six weeks ended June 28, 2025, loss on extinguishment of debt comprised $2.7 million associated with the redemption of $44.5 million aggregate principal amount of the Senior Secured Notes on February 6, 2025.
Other expense, net
The following table presents other expense, net:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Other expense, net	$138	$203	$(65)	(32.0)%
Other expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.

Income tax expense
The following table presents income tax expense:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Income tax expense	$8,716	$6,752	$1,964	29.1%
Effective tax rate	34.7%	32.2%
We estimate an annual projected effective tax rate for the fiscal year to determine income tax expense or benefit in the interim periods. As such, income tax expense includes the impact of changes to the estimate of forecasted annual pre-tax book income, together with actual results from the current quarter, relative to the prior quarter in each respective year, adjusted for discrete quarterly events, as applicable.
During the twenty-six weeks ended July 4, 2026, we recorded income tax expense of $8.7 million on income before income taxes of $25.1 million, resulting in an effective tax rate of 34.7%. During the twenty-six weeks ended June 28, 2025, we recorded income tax expense of $6.8 million on income before income taxes of $20.9 million, resulting in an effective tax rate of 32.2%. The increase in our effective tax rate was primarily due to a higher valuation allowance on a tax attribute in a foreign jurisdiction that is not expected to be realized. This impact was partially offset by a decrease in nondeductible executive compensation under Internal Revenue Code Section 162(m).
Segment results
The following table presents net sales and profit by segment:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales:
U.S. Retail	$489,555	$439,598	$49,957	11.4%
Canada Retail	295,509	283,591	11,918	4.2%
Total segment sales	$785,064	$723,189	$61,875	8.6%
Segment profit:
U.S. Retail	$101,704	$87,511	$14,193	16.2%
Canada Retail	$76,851	$64,791	$12,060	18.6%
U.S. Retail
U.S. Retail sales increased by $50.0 million, or 11.4%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase in U.S. Retail sales resulted from a 6.5% increase in comparable store sales, as well as growth in our store base. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit increased by $14.2 million, or 16.2%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores.
Canada Retail
Canada Retail sales increased by $11.9 million, or 4.2%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase in Canada Retail sales resulted from growth in our store base, the favorable impact of foreign currency exchange rate and a 0.2% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket.
Canada Retail segment profit increased by $12.1 million, or 18.6%, during the twenty-six weeks ended July 4, 2026, compared to the twenty-six weeks ended June 28, 2025. The increase in Canada Retail segment profit primarily reflects increased operating efficiency and, to a lesser extent, the favorable impact of foreign currency exchange rates.

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
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. The Company has included these non-GAAP financial measures as these are key measures used by its management and its board of directors to evaluate its operating performance and the effectiveness of its business strategies, make budgeting decisions and evaluate compensation decisions. The Company presents Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because it considers these meaningful measures to share with investors as they best allow comparison of the performance of one period with that of another period. In addition, by presenting Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, the Company provides investors with management’s perspective of the Company’s operating performance.
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

A reconciliation of GAAP net income and GAAP net income per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Adjusted net income:
Net income	$21,631	$18,917	$16,368	$14,194
Loss on extinguishment of debt (1)(2)	1,280	—	1,280	2,718
IPO-related stock-based compensation expense (1)(3)	(2,710)	8,870	1,123	17,749
Transaction costs (1)(4)	1,080	1,205	1,454	1,205
Foreign currency exchange rate impacts (1)(5)	(2,912)	(8,513)	2,882	(8,999)
Other adjustments (1)(6)	2,473	2,580	2,990	2,253
Tax effect on adjustments (7)	919	(555)	(2,010)	(3,219)
Excess tax shortfall from stock-based compensation	570	248	743	466
Adjusted net income	$22,331	$22,752	$24,830	$26,367

Adjusted net income per share, diluted:
Net income per share, diluted	$0.14	$0.12	$0.10	$0.09
Loss on extinguishment of debt (1)(2)	0.01	—	0.01	0.02
IPO-related stock-based compensation expense (1)(3)	(0.02)	0.05	0.01	0.11
Transaction costs (1)(4)	0.01	0.01	0.01	0.01
Foreign currency exchange rate impacts (1)(5)	(0.02)	(0.05)	0.02	(0.06)
Other adjustments (1)(6)	0.02	0.02	0.02	0.01
Tax effect on adjustments (7)	0.01	—	(0.01)	(0.02)
Excess tax shortfall from stock-based compensation	—	—	—	—
Adjusted net income per share, diluted *	$0.14	$0.14	$0.16	$0.16
*May not foot due to rounding
(1)Presented pre-tax.
(2)Removes the effect of loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the 2025 Term Loan Facility on June 2, 2026 and the partial redemption of our Senior Secured Notes on February 6, 2025.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO. The thirteen and twenty-six weeks ended July 4, 2026 include a credit to stock-based compensation expense resulting from the reversal of previously recognized expense for stock-based awards forfeited upon employee retirements.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.

(6)The thirteen and twenty-six weeks ended July 4, 2026 include impairment charges of $2.4 million primarily due to the closure of a warehouse processing facility. The twenty-six weeks ended July 4, 2026 further includes store impairment charges. The thirteen and twenty-six weeks ended June 28, 2025 include accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment. In addition, the thirteen and twenty-six weeks ended June 28, 2025 include a reduction to the fair value of acquisition-related contingent consideration of $0.9 million and $1.2 million, respectively.
(7)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
A reconciliation of GAAP net income to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$21,631	$18,917	$16,368	$14,194
Interest expense, net	13,022	15,985	25,691	30,799
Income tax expense	9,844	7,693	8,716	6,752
Depreciation and amortization	25,473	20,904	48,228	40,262
Loss on extinguishment of debt (1)	1,280	—	1,280	2,718
Stock-based compensation expense (2)	1,775	12,429	9,706	23,965
Lease intangible asset expense (3)	848	852	1,652	1,685
Transaction costs (4)	1,080	1,205	1,454	1,205
Foreign currency exchange rate impacts (5)	(2,912)	(8,513)	2,882	(8,999)
Other adjustments (6)	2,473	(686)	2,990	(1,013)
Adjusted EBITDA	$74,514	$68,786	$118,967	$111,568
Net income margin	4.8%	4.5%	1.9%	1.8%
Adjusted EBITDA margin	16.6%	16.5%	14.0%	14.2%
(1)Removes the effect of loss on extinguishment of debt in relation to the repricing of outstanding borrowings under the 2025 Term Loan Facility on June 2, 2026 and the partial redemption of our Senior Secured Notes on February 6, 2025.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors. The thirteen and twenty-six weeks ended July 4, 2026 include a credit to stock-based compensation expense resulting from the reversal of previously recognized expense for stock-based awards forfeited upon employee retirements.
(3)Represents lease expense associated with acquired lease intangibles.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.
(6)The thirteen and twenty-six weeks ended July 4, 2026 include impairment charges of $2.4 million primarily due to the closure of a warehouse processing facility. The twenty-six weeks ended July 4, 2026 further includes store impairment charges. The thirteen and twenty-six weeks ended June 28, 2025 include a reduction to the fair value of acquisition-related contingent consideration of $0.9 million and $1.2 million, respectively.
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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended July 4, 2026, as compared to the thirteen weeks ended June 28, 2025, the USD was constant relative to the CAD and weaker relative to the Australian dollar (“AUD”), which resulted in an overall favorable impact on our operating results. During the twenty-six weeks ended July 4, 2026, as compared to the twenty-six weeks ended June 28, 2025, the USD was weaker relative to the CAD and the AUD, which resulted in a favorable impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.
A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
July 4, 2026
U.S. Retail	$255,275	$—	$255,275	$26,442	11.6%
Canada Retail	158,316	103	158,419	3,463	2.2%
Other	34,628	(1,628)	33,000	(419)	(1.3)%
Total net sales	$448,219	$(1,525)	$446,694	$29,486	7.1%
June 28, 2025
U.S. Retail	$228,833	n/a	$228,833	n/a	n/a
Canada Retail	154,956	n/a	154,956	n/a	n/a
Other	33,419	n/a	33,419	n/a	n/a
Total net sales	$417,208	n/a	$417,208	n/a	n/a

	Twenty-Six Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
July 4, 2026
U.S. Retail	$489,555	$—	$489,555	$49,957	11.4%
Canada Retail	295,509	(6,223)	289,286	5,695	2.0%
Other	66,350	(3,181)	63,169	(995)	(1.6)%
Total net sales	$851,414	$(9,404)	$842,010	$54,657	6.9%
June 28, 2025
U.S. Retail	$439,598	n/a	$439,598	n/a	n/a
Canada Retail	283,591	n/a	283,591	n/a	n/a
Other	64,164	n/a	64,164	n/a	n/a
Total net sales	$787,353	n/a	$787,353	n/a	n/a
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
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and make required minimum principal and interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to fund growth initiatives, to pay down debt, to conduct repurchases of our common stock, or to pay for acquisitions, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our 2025 Senior Secured Credit Facilities. As of July 4, 2026, $179.2 million was available to borrow under the 2025 Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months.
See Note 3. Debt to our unaudited interim condensed consolidated financial statements for details of our debt.
2025 Share Repurchase Program
We announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. Although our Board of Directors has authorized the 2025 Share Repurchase Program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the 2025 Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. The amount, timing and execution of our 2025 Share Repurchase Program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. Any repurchases will be funded by available cash and cash equivalents.

Cash Flows
Twenty-Six Weeks Ended July 4, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025
The following table summarizes our cash flows:

	Twenty-Six Weeks Ended
(in thousands)	July 4, 2026	June 28, 2025
Net cash provided by operating activities	$92,675	$54,865
Net cash used in investing activities	(57,484)	(53,879)
Net cash used in financing activities	(28,173)	(82,933)
Effect of exchange rate changes on cash and cash equivalents	(1,053)	2,530
Net change in cash and cash equivalents	$5,965	$(79,417)
Net cash provided by operating activities
Net cash provided by operating activities for the twenty-six weeks ended July 4, 2026 was $92.7 million, compared to $54.9 million for the twenty-six weeks ended June 28, 2025. The $37.8 million increase is primarily due to a $33.8 million decrease in income taxes paid, which includes receipt of a U.S. federal income tax refund, and a $10.0 million decrease in interest paid.
Net cash used in changes in operating assets and liabilities during the twenty-six weeks ended July 4, 2026 consisted primarily of a $70.6 million change in operating lease liabilities and a $9.4 million change in prepaid expenses and other assets. The change in operating lease liabilities resulted from lease payments. The change in prepaid expenses and other assets is primarily a result of a decrease in prepaid taxes.
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
Net cash used in investing activities
Net cash used in investing activities was $57.5 million for the twenty-six weeks ended July 4, 2026 and $53.9 million for the twenty-six weeks ended June 28, 2025. Expenditure in both periods consisted primarily of investments in new stores, offsite processing and information technology, as well as capital maintenance expenditures.
Net cash used in financing activities
Net cash used in financing activities was $28.2 million for the twenty-six weeks ended July 4, 2026, which primarily reflected $20.5 million of repurchases of common stock.
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

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of July 4, 2026, we had variable rate borrowings on the 2025 Senior Secured Credit Facilities of $726.3 million and no advances under our 2025 Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $7.3 million over 12 months based on amounts outstanding and interest rates in effect as of July 4, 2026.
In September 2025, we executed interest rate swaps to reduce our exposure to fluctuations in interest rates by effectively converting a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of July 4, 2026, our exposure to future interest rate fluctuations will be reduced by 78.3%. The interest rate swaps are scheduled to mature on June 29, 2029.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the twenty-six weeks ended July 4, 2026, approximately 40.2% of our net sales were denominated in a currency other than the USD. For the twenty-six weeks ended July 4, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $28.2 million, and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $34.5 million. A hypothetical 10% change in the relative fair value of the USD to the AUD would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts, which are maintained on a rolling 12-month basis.
As of July 4, 2026, $297.2 million of our USD-denominated borrowings is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These borrowings expose the Company to earnings volatility due to remeasurement. For the twenty-six weeks ended July 4, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $27.0 million. For the twenty-six weeks ended July 4, 2026, a hypothetical 10% weakening of the USD to the CAD would increase net income by $33.0 million. In September 2025, we executed cross currency swaps to effectively convert $200.0 million of the USD-denominated borrowings into CAD-denominated borrowings. The cross-currency swaps are scheduled to mature on June 29, 2029.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of July 4, 2026. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 4, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner, and accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended July 4, 2026, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (#)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period (a) ($)
April 5, 2026 to May 2, 2026	694,200	8.40	694,200	25,393
May 3, 2026 to May 30, 2026	483,926	7.67	483,926	21,681
May 31, 2026 to July 4, 2026	—	—	—	21,681
Total	1,178,126	8.10	1,178,126
(a)On October 30, 2025, the Company announced the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. There was $21.7 million remaining under the 2025 Share Repurchase Program as of July 4, 2026.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the thirteen weeks ended July 4, 2026, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Jubran Tanious, President and Chief Operating Officer, entered into a Rule 10b5-1 Plan on June 4, 2026. Mr. Tanious’ plan provides for the sale of up to 52,000 shares of Savers common stock related to the exercise of vested stock options. The plan becomes effective on September 8, 2026 and expires on March 5, 2027, or upon earlier completion of all authorized transactions under the plan.

Item 6. Exhibits and financial statement schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date	Filed Herewith
10.1
First Amendment to Credit Agreement, dated as of June 2, 2026, by and among Evergreen AcqCo 1 LP, as US Borrower, Value Village Canada Inc., as Canadian Borrower, S-Evergreen Holding Corp., as Holdings, Evergreen AcqCo GP LLC, as Holdings GP, the other Guarantors party thereto and Jefferies Finance LLC, as Administrative Agent.*
X
10.2#	Form of Annual Bonus Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)				X
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 4, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 4, 2026, formatted in Inline XBRL (included within Exhibit 101).

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

SAVERS VALUE VILLAGE, INC.

Date:	August 6, 2026	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)