Form 10-Q
period 2026-10-03
Savers Value Village, Inc.
filed 2026-11-05
CIK 1883313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 153,616,403 shares of common stock as of November 2, 2026.

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
•risks associated with our status as a “brick-and-mortar” only retailer and our lack of operations in the growing online retail marketplace;
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
•the outbreak of viruses or widespread illness, such as the COVID-19 pandemic, natural disasters or other highly disruptive events and regulatory responses thereto; and
•each of the other factors set forth under the heading “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands, except per share amounts, unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$463,084	$426,935	$1,314,498	$1,214,288
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	199,653	188,240	576,106	543,621
Salaries, wages and benefits	88,009	84,520	259,872	256,315
Selling, general and administrative	105,114	99,514	305,282	275,005
Depreciation and amortization	24,770	18,320	72,998	58,582
Total operating expenses	417,546	390,594	1,214,258	1,133,523
Operating income	45,538	36,341	100,240	80,765
Other expense (income):
Interest expense, net	11,295	17,276	36,986	48,075
Loss (gain) on foreign currency, net	154	3,839	2,663	(6,403)
Loss on extinguishment of debt	847	32,621	2,127	35,339
Other expense (income), net	67	(66)	205	137
Other expense, net	12,363	53,670	41,981	77,148
Income (loss) before income taxes	33,175	(17,329)	58,259	3,617
Income tax expense (benefit)	9,774	(3,326)	18,490	3,426
Net income (loss)	23,401	(14,003)	39,769	191
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(617)	(2,001)	(4,590)	2,840
Cash flow hedges	7,757	(680)	14,788	(5,112)
Other comprehensive income (loss)	7,140	(2,681)	10,198	(2,272)
Comprehensive income (loss)	$30,541	$(16,684)	$49,967	$(2,081)
Net income (loss) per share, basic	$0.15	$(0.09)	$0.26	$0.00
Net income (loss) per share, diluted	$0.15	$(0.09)	$0.25	$0.00
Basic weighted average shares outstanding	153,711	155,770	154,206	156,939
Diluted weighted average shares outstanding	159,166	155,770	159,591	163,224
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share amounts, unaudited)

	October 3, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$60,147	$85,904
Trade receivables, net	19,165	17,094
Inventories	46,939	41,480
Prepaid expenses and other current assets	51,547	52,629
Total current assets	177,798	197,107
Property and equipment, net	376,414	338,995
Right-of-use lease assets	703,323	634,012
Goodwill	668,353	677,884
Intangible assets, net	149,929	153,589
Other assets	19,826	9,300
Total assets	$2,095,643	$2,010,887
Current liabilities:
Accounts payable and accrued liabilities	$83,693	$75,636
Accrued payroll and related taxes	77,971	71,295
Lease liabilities – current	95,321	89,586
Current portion of long-term debt	7,500	7,500
Total current liabilities	264,485	244,017
Long-term debt, net	655,867	708,215
Lease liabilities – non-current	649,964	575,962
Other liabilities	55,131	47,114
Total liabilities	1,625,447	1,575,308
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.000001 par value, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.000001 par value, 800,000 shares authorized; 153,614 and 155,283 shares issued and outstanding	—	—
Additional paid-in capital	710,251	695,443
Accumulated deficit	(263,639)	(273,250)
Accumulated other comprehensive income	23,584	13,386
Total stockholders’ equity	470,196	435,579
Total liabilities and stockholders’ equity	$2,095,643	$2,010,887
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirteen Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at July 4, 2026	153,769	$—	$704,943	$(277,041)	$16,444	$444,346
Stock-based compensation	—	—	3,421	—	—	3,421
Stock issued under stock incentive plans, net	866	—	1,887	—	—	1,887
Repurchase of common stock, including excise tax	(1,021)	—	—	(9,999)	—	(9,999)
Comprehensive income	—	—	—	23,401	7,140	30,541
Balance at October 3, 2026	153,614	$—	$710,251	$(263,639)	$23,584	$470,196

Balance at June 28, 2025	155,397	$—	$680,808	$(271,968)	$14,634	$423,474
Stock-based compensation	—	—	7,058	—	—	7,058
Stock issued under stock incentive plans, net	822	—	668	—	—	668
Repurchase of common stock, including excise tax	—	—	—	107	—	107
Comprehensive loss	—	—	—	(14,003)	(2,681)	(16,684)
Balance at September 27, 2025	156,219	$—	$688,534	$(285,864)	$11,953	$414,623
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 3, 2026	155,283	$—	$695,443	$(273,250)	$13,386	$435,579
Stock-based compensation	—	—	14,271	—	—	14,271
Stock issued under stock incentive plans, net	1,758	—	537	—	—	537
Repurchase of common stock, including excise tax	(3,427)	—	—	(30,158)	—	(30,158)
Comprehensive income	—	—	—	39,769	10,198	49,967
Balance at October 3, 2026	153,614	$—	$710,251	$(263,639)	$23,584	$470,196

Balance at December 28, 2024	159,164	$—	$657,906	$(250,451)	$14,225	$421,680
Stock-based compensation	—	—	29,740	—	—	29,740
Stock issued under stock incentive plans, net	1,147	—	888	—	—	888
Repurchase of common stock, including excise tax	(4,092)	—	—	(35,604)	—	(35,604)
Comprehensive income (loss)	—	—	—	191	(2,272)	(2,081)
Balance at September 27, 2025	156,219	$—	$688,534	$(285,864)	$11,953	$414,623
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands, unaudited)

	Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$39,769	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,650	31,175
Amortization of debt issuance costs and debt discount	1,616	4,172
Depreciation and amortization	72,998	58,582
Operating lease expense	116,701	106,227
Deferred income taxes, net	6,748	3,976
Loss on extinguishment of debt	2,127	35,339
Other items	5,728	(7,953)
Changes in operating assets and liabilities:
Trade receivables	(3,282)	(1,371)
Inventories	(6,083)	(12,662)
Prepaid expenses and other assets	9,263	(37,396)
Accounts payable and accrued liabilities	8,667	(22,169)
Accrued payroll and related taxes	7,819	8,445
Operating lease liabilities	(106,332)	(95,088)
Other liabilities	2,731	5,033
Net cash provided by operating activities	172,120	76,501
Cash flows from investing activities:
Purchases of property and equipment	(108,013)	(81,087)
Settlement of derivative instruments	1,586	1,973
Purchases of marketable securities	(884)	(2,899)
Proceeds from sale of marketable securities	896	381
Net cash used in investing activities	(106,415)	(81,632)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	746,250
Principal payments on long-term debt	(55,625)	(761,256)
Payment of debt issuance costs	(113)	(8,841)
Prepayment premium on extinguishment of debt	—	(20,884)
Proceeds from stock option exercises	2,678	1,276
Repurchase of common stock, including excise tax	(30,530)	(35,646)
Shares withheld for taxes	(2,141)	(637)
Principal payments on finance lease liabilities	(4,137)	(2,780)
Other	(409)	(700)
Net cash used in financing activities	(90,277)	(83,218)
Effect of exchange rate changes on cash and cash equivalents	(1,185)	1,898
Net change in cash and cash equivalents	(25,757)	(86,451)
Cash and cash equivalents at beginning of period	85,904	149,967
Cash and cash equivalents at end of period	$60,147	$63,516
Supplemental disclosures of cash flow information:
Interest paid on debt	$35,868	$63,478
Supplemental disclosure of noncash investing and financing activities:
Noncash capital expenditures	$9,207	$10,100
Debt issuance costs not yet paid	$—	$1,937
Option exercises not yet received	$—	$249
Repurchase of common stock and excise tax not yet paid	$121	$225
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SAVERS VALUE VILLAGE, INC.
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Note 1. Description of Business and Basis of Presentation
Description of business
Savers Value Village, Inc., a Washington State-based company, together with its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”), sells secondhand merchandise primarily in retail stores located in the United States (“U.S.”), Canada and Australia. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers.
Basis of presentation
The accompanying interim condensed consolidated financial statements as of October 3, 2026 and for the thirteen and thirty-nine weeks ended October 3, 2026 and September 27, 2025, have not been audited but, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The Condensed Consolidated Balance Sheet at January 3, 2026, has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended January 3, 2026, and related notes included in the 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year, which ends on the Saturday nearest to December 31.
All dollar and share amounts in the notes to these unaudited interim condensed consolidated financial statements, with the exception of per share amounts, are rounded to the nearest thousand unless otherwise indicated.
Secondary offerings
Ares Management Corporation and its affiliated funds, investment vehicles and accounts (collectively, "Ares") are the Company's controlling stockholders.
On August 11, 2026, certain Ares Private Equity and Opportunistic Credit funds and accounts (collectively, the “2026 Selling Stockholders”), sold 23.0 million shares of the Company’s common stock, including 3.0 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “2026 Offering”). Concurrently, the Company purchased from the underwriters approximately 1.0 million shares of its common stock at a total cost of approximately $10.0 million, excluding excise tax (the “2026 Concurrent Share Repurchase”). The Company incurred $1.1 million in costs associated with the 2026 Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 3, 2026.
On May 16, 2025, certain funds, investment vehicles or accounts managed or advised by Ares Management LLC or its affiliates and Mark Walsh, the Company’s chief executive officer (collectively, the “2025 Selling Stockholders”), sold 17.3 million shares of the Company’s common stock, including 2.3 million shares pursuant to the exercise of the underwriters’ over-allotment option (the “2025 Offering”). Concurrently, the Company purchased from the underwriters approximately 2.3 million shares of its common stock at a total cost of approximately $20.0 million, excluding excise tax (the “2025 Concurrent Share Repurchase” and, together with the 2026 Concurrent Share Repurchase, the “Concurrent Share Repurchases”). The Company incurred $1.2 million in costs associated with the 2025 Offering, which were recorded within selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2025.

The costs of the 2026 Offering and 2025 Offering were borne by the Company pursuant to the Registration Rights Agreement with Ares, under which the Company pays certain expenses of the holders party to that agreement relating to the registration of their shares.The Company did not receive any proceeds from the sale of shares in either offering. In each Concurrent Share Repurchase, the price per share paid by the Company was equal to the price per share paid by the underwriters to the selling stockholders, and the underwriters did not receive any compensation for the shares repurchased by the Company.
Ares and Mr. Walsh are related parties of the Company. The 2026 Selling Stockholders and the Ares entities included in the 2025 Selling Stockholders are affiliates of Ares. As of October 3, 2026, Ares owned approximately 61.5% of the Company’s outstanding common stock. Pursuant to the Stockholders Agreement, for so long as Ares owns 40% or more of the Company’s outstanding common stock, Ares can designate a majority of the Company’s Board of Directors. Because the shares repurchased by the Company were sold by Ares-affiliated selling stockholders, the offering costs incurred by the Company and the Concurrent Share Repurchases are related party transactions. As of October 3, 2026, there were no amounts due to or from Ares in connection with the 2026 Offering.
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
Revenue recognition
The following table disaggregates our revenue by retail and wholesale for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Retail sales	$444,424	$408,343	$1,260,860	$1,155,532
Wholesale sales	18,660	18,592	53,638	58,756
Total net sales	$463,084	$426,935	$1,314,498	$1,214,288
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

Note 3. Debt
Long-term debt consisted of the following:

(in thousands)	October 3, 2026	January 3, 2026
2025 Term Loan Facility	$674,375	$730,000
Less: current portion of long-term debt	7,500	7,500
Less: unamortized debt issuance costs and debt discount	11,008	14,285
Long-term debt, net	$655,867	$708,215
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
On August 10, 2026 and October 1, 2026, the Company repaid $25.0 million and $26.9 million, respectively, in outstanding borrowings under the 2025 Term Loan Facility. These transactions resulted in a loss on extinguishment of debt of $0.8 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayments. The August 10, 2026 prepayment satisfied all required quarterly principal payments through maturity, eliminating any future mandatory quarterly principal payment requirements. Notwithstanding the elimination of mandatory quarterly principal payments, the Company intends to continue making voluntary quarterly principal payments. Accordingly, the current portion of long-term debt reflects the principal payments the Company expects to make during the next 12 months.
As of October 3, 2026, there were no advances on the 2025 Revolving Credit Facility, there were $0.8 million of letters of credit outstanding and $179.2 million was available to borrow.
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

Recurring fair value measurements
The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at October 3, 2026:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$117	$—	$—	$117
Interest rate swaps	—	16,497	—	16,497
Cross currency swaps	—	2,044	—	2,044
Marketable securities (1)	2,827	—	—	2,827
Forward contracts	—	2,310	—	2,310
Total	$2,944	$20,851	$—	$23,795
Liabilities:
Cross currency swaps	$—	$655	$—	$655
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

Non-recurring fair value measurements
The Company’s nonfinancial assets, such as goodwill, intangible assets, property and equipment, and right-of-use (“ROU”) lease assets, are recorded at cost. Fair value adjustments are made to these nonfinancial assets in the period an impairment charge is recognized. During the thirteen and thirty-nine weeks ended October 3, 2026, the Company recognized impairment charges of $0.2 million and $1.9 million, respectively, on ROU lease assets. Impairment charges on property and equipment for the thirteen and thirty-nine weeks ended October 3, 2026 were $0.4 million and $1.6 million, respectively. These charges are recorded in selling, general and administrative in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Fair value of these assets was determined using discounted cash flow models based on significant unobservable inputs, including projected store-level cash flows, discount rates and market rental data. Accordingly, the fair value of these assets are classified as Level 3 within the fair value hierarchy.
Other fair value disclosures
The fair value of borrowings under the Company’s 2025 Senior Secured Credit Facilities approximates their carrying value as the current rates approximate rates on similar debt and were based on rate notices provided by the Administrative Agent (Level 2 inputs) at October 3, 2026 and January 3, 2026.
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
Foreign currency contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses forward contracts and cross currency swaps to manage its exposure to fluctuations in the U.S. dollar (“USD”) – Canadian dollar (“CAD”) exchange rate. Forward contracts and cross currency swaps lock in the exchange rate for a portion of the estimated cash flows of the Company’s Canadian operations. As of October 3, 2026 and January 3, 2026, the Company’s forward contracts had USD equivalent notional amounts of $101.2 million and $102.4 million, respectively. In September 2025, the Company entered into cross currency swaps with USD notional amounts of $200.0 million as of October 3, 2026 and January 3, 2026. Cross currency swaps and forward contracts were not designated in hedging relationships.
Interest rate swap contracts
The Company’s market risk is affected by changes in interest rates. The Company’s 2025 Senior Secured Credit Facilities bear interest based on market rates plus an applicable margin. Because the interest rate on the Company’s floating-rate debt is tied to market rates, the Company manages its exposure to interest rate movements by effectively converting a portion of its floating-rate debt to fixed-rate debt using interest rate swaps. Interest rate swaps, as used by the Company, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In September 2025, the Company entered into interest rate swaps with USD notional amounts of $567.5 million and $600.0 million as of October 3, 2026 and January 3, 2026, respectively. All interest rate swaps were designated as cash flow hedging instruments.

The fair values of derivative financial instruments were as follows:

		October 3, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets(1)	$2,310	$—
Cross currency swaps	Prepaid expenses and other current assets	2,044	—
Cross currency swaps	Other liabilities	—	(655)
Total		$4,354	$(655)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$5,283	$—
Interest rate swaps	Other assets	11,214	—
Total		$16,497	$—
Total deferred gain on interest rate swaps(2)	Accumulated other comprehensive income	$16,371	$—
(1)Derivatives subject to master netting agreements are presented net in the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

		January 3, 2026
(in thousands)	Balance Sheet Location	Derivatives in an Asset Position	Derivatives in a Liability Position
Derivatives not designated as hedging instruments:
Forward contracts	Accounts payable and accrued liabilities(1)	$339	$(688)
Cross currency swaps	Prepaid expenses and other current assets	1,617	—
Cross currency swaps	Other liabilities	—	(2,363)
Total		$1,956	$(3,051)
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$42	$—
Interest rate swaps	Accounts payable and accrued liabilities(1)	29	—
Interest rate swaps	Other liabilities	—	(1,210)
Total		$71	$(1,210)
Total deferred loss on interest rate swaps(2)	Accumulated other comprehensive income	$—	$(1,221)
(1)Derivatives subject to master netting agreements are presented net in the unaudited interim Condensed Consolidated Balance Sheets.
(2)Presented gross of immaterial income taxes.

The impact of derivative financial instruments on the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
(Gain) loss on forward contracts recognized in loss (gain) on foreign currency, net	$(212)	$(1,848)	$(2,895)	$2,745
(Gain) loss on cross currency swaps recognized in loss (gain) on foreign currency, net	$(228)	$532	$(3,429)	$532
Gain on interest rate swaps recognized in interest expense, net	$(428)	$(30)	$(1,245)	$(4,462)
The table below presents the effect of cash flow hedge accounting on comprehensive income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, gross of immaterial income taxes)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gain (loss) recognized in other comprehensive income (loss)	$9,578	$(870)	$18,837	$(870)
Gain reclassified from accumulated other comprehensive income into net income (loss)	$428	$30	$1,245	$4,462
Amounts reclassified from accumulated other comprehensive income into net income (loss) are recognized in interest expense, net in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within the next 12 months, the Company estimates that $5.5 million of gains currently recognized within accumulated other comprehensive income will be reclassified as a decrease in interest expense, net.
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
General corporate expenses include unallocated corporate overhead recorded in salaries, wages and benefits, and selling, general and administrative expenses in the unaudited interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Segment profit may not be comparable to similarly titled measures used by other entities. This measure should not be considered as an alternative to GAAP measures of operating income, net income (loss) or cash flows from operating activities as an indicator of the Company’s performance or as a measure of its liquidity.
Our segment results are presented in the tables below. In each table, “Other profit” is attributable to the Australia Retail and Wholesale operating segments which have been combined.

	Thirteen Weeks Ended October 3, 2026
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$263,437	$163,653	$427,090
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	118,554	61,894	180,448
Salaries, wages and benefits	35,416	19,241	54,657
Selling, general and administrative	53,761	32,650	86,411
Total segment expenses	207,731	113,785	321,516
Segment profit	$55,706	$49,868	105,574

Reconciliation of profit
Other profit			6,639
General corporate expenses			41,905
Depreciation and amortization			24,770
Operating income			45,538
Interest expense, net			11,295
Loss on foreign currency, net			154
Loss on extinguishment of debt			847
Other expense, net			67
Income before income taxes			$33,175

	Thirteen Weeks Ended September 27, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$234,712	$159,608	$394,320
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	109,038	64,379	173,417
Salaries, wages and benefits	32,459	18,095	50,554
Selling, general and administrative	45,259	31,798	77,057
Total segment expenses	186,756	114,272	301,028
Segment profit	$47,956	$45,336	93,292

Reconciliation of profit
Other profit			8,650
General corporate expenses			47,281
Depreciation and amortization			18,320
Operating income			36,341
Interest expense, net			17,276
Loss on foreign currency, net			3,839
Loss on extinguishment of debt			32,621
Other income, net			(66)
Loss before income taxes			$(17,329)

	Thirty-Nine Weeks Ended October 3, 2026
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$752,992	$459,162	$1,212,154
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	340,546	181,388	521,934
Salaries, wages and benefits	103,134	55,743	158,877
Selling, general and administrative	151,902	95,312	247,214
Total segment expenses	595,582	332,443	928,025
Segment profit	$157,410	$126,719	284,129

Reconciliation of profit
Other profit			18,935
General corporate expenses			129,826
Depreciation and amortization			72,998
Operating income			100,240
Interest expense, net			36,986
Loss on foreign currency, net			2,663
Loss on extinguishment of debt			2,127
Other expense, net			205
Income before income taxes			$58,259

	Thirty-Nine Weeks Ended September 27, 2025
(in thousands)	U.S. Retail	Canada Retail	Total
Segment sales	$674,310	$443,199	$1,117,509
Segment expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	310,961	186,897	497,858
Salaries, wages and benefits	96,599	54,667	151,266
Selling, general and administrative	131,283	91,508	222,791
Total segment expenses	538,843	333,072	871,915
Segment profit	$135,467	$110,127	245,594

Reconciliation of profit
Other profit			26,029
General corporate expenses			132,276
Depreciation and amortization			58,582
Operating income			80,765
Interest expense, net			48,075
Gain on foreign currency, net			(6,403)
Loss on extinguishment of debt			35,339
Other expense, net			137
Income before income taxes			$3,617

Note 7. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator
Net income (loss)	$23,401	$(14,003)	$39,769	$191
Denominator
Basic weighted average shares outstanding	153,711	155,770	154,206	156,939
Dilutive effect of employee stock options and awards	5,455	—	5,385	6,285
Diluted weighted average shares outstanding (1)	159,166	155,770	159,591	163,224
Net income (loss) per share (2)
Basic	$0.15	$(0.09)	$0.26	$0.00
Diluted	$0.15	$(0.09)	$0.25	$0.00

Antidilutive shares (1)	3,516	12,509	6,308	6,805
(1)The calculation of diluted net income (loss) per share excludes the effect of potential shares of common stock as the inclusion of these potential shares would have been antidilutive and/or the shares were contingently issuable and not issuable based on current period results, assuming the end of the reporting period was the end of the contingency period.
(2)Due to the differences between quarterly and year-to-date weighted average share counts and the effect of quarterly rounding to the nearest cent per share, the year-to-date calculation of net income (loss) per share may not equal the sum of the quarters.
Note 8. Share Repurchases
Share Repurchase Programs
Share repurchases made under the Company’s share repurchase programs, excluding commissions and excise tax, were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total number of shares repurchased and retired	—	—	2,406	1,834
Weighted average price of shares repurchased	n/a	n/a	$8.31	$8.37
Total cost	n/a	n/a	$19,988	$15,345
n/a – not applicable

As of October 3, 2026, the Company had $21.7 million remaining under the 2025 Share Repurchase Program (as defined below).
2023 Share Repurchase Program
In November 2023, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock (the “2023 Share Repurchase Program”). The 2023 Share Repurchase Program expired on November 8, 2025.

2025 Share Repurchase Program
In October 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 10b5-1. The timing and amount of any shares purchased will be based upon a variety of factors, including the share price of the common stock, general market conditions, alternative uses for capital, the Company’s financial performance and other considerations. The 2025 Share Repurchase Program does not obligate the Company to purchase any minimum number of shares, and the program may be suspended, modified or discontinued at any time without prior notice. Any repurchases will be funded by available cash and cash equivalents.
Concurrent Share Repurchases
In connection with the 2026 Offering, the Company purchased from the underwriters approximately 1.0 million shares of its common stock at a price per share of $9.79 and a total cost of approximately $10.0 million, excluding excise tax. The Company funded the 2026 Concurrent Share Repurchase with existing cash on hand, and it was separate from the 2025 Share Repurchase Program.
In connection with the 2025 Offering, the Company purchased from the underwriters approximately 2.3 million shares of its common stock at a price per share of $8.86 and a total cost of approximately $20.0 million, excluding excise tax. The Company funded the 2025 Concurrent Share Repurchase with existing cash on hand and it was separate from the 2023 Share Repurchase Program.
The shares repurchased in each Concurrent Share Repurchase were retired. See Note 1. Description of Business and Basis of Presentation for further details on the 2026 Offering and the 2025 Offering.
Note 9. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate adjusted for discrete items. Each quarter the estimate of the annual effective tax rate is updated, and if the Company’s estimated tax rate changes, a cumulative adjustment is made.
The effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2026 was 29.5% and 31.7%, respectively. The effective tax rate for these periods differed from the federal statutory rate primarily due to limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m) and losses generated in a foreign jurisdiction for which no tax benefit was recognized as a result of a valuation allowance recorded against deferred tax assets.
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
As of October 3, 2026, the Company had a $15.4 million balance in prepaid income taxes, which is classified in prepaid expenses and other current assets in the unaudited interim Condensed Consolidated Balance Sheets. The prepaid income tax balance decreased compared to the balance as of January 3, 2026, primarily due to receipt of a U.S. federal income tax refund during the thirty-nine weeks ended October 3, 2026. The Company continues to maintain a prepaid income tax position as of October 3, 2026 as income tax obligations are determined based on taxable income on a projected full-year basis. Given the Company's earnings profile, under which a larger portion of annual taxable income is generally generated in the second half of the fiscal year, tax payments or carryover balances during the first half of the year typically exceed income tax liabilities recognized to date. Accordingly, the prepaid income tax balance is expected to be utilized against income tax obligations arising during the remainder of the fiscal year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Savers Value Village, Inc. in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited consolidated financial statements for the 53 weeks ended January 3, 2026 (“fiscal 2025”) and related notes included in our 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026 (our “Annual Report”).
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
Overview
We are the largest for-profit thrift operator in the United States (“U.S.”) and Canada based on number of stores and operated a total of 384 stores as of October 3, 2026 under the Savers®, Value Village®, Value Village Boutique™, Village des ValeursMD, Unique® and 2nd Ave.® banners. We are committed to redefining secondhand shopping by providing one-of-a-kind, low-priced merchandise ranging from quality clothing to home goods in an exciting treasure-hunt shopping environment. We purchase secondhand textiles (e.g., clothing, bedding and bath items), shoes, accessories, housewares, books and other goods from our non-profit partners (“NPPs”). We then process, select, price, merchandise and sell these items in our stores. Items that are unsuited for or unsold at retail stores are marketed to wholesale customers who reuse or repurpose the items they purchase from us. We believe our hyper-local and socially responsible procurement model, industry-leading and innovative operations, differentiated value proposition and deep relationships with our customers distinguish us from other secondhand and value-based retailers. Our business model is rooted in sustainability and contributing to the communities we serve, with a mission to positively impact our stakeholders: thrifters, NPPs and their donors, our team members and our stockholders. As a leader and pioneer of the for-profit thrift category, we seek to positively impact the environment by reducing waste and extending the life of reusable goods. The vast majority of the clothing and textiles we source is sold to our retail or wholesale customers.
We offer a dynamic, ever-changing selection of items, with an average unit retail price (AUR) of approximately $5 to $6. Our most engaged customers are members of our Super Savers Club® loyalty program. As of January 3, 2026, we had 6.1 million total active members enrolled in our U.S. and Canadian loyalty programs who shopped with us during fiscal 2025 and drove 72.7% of retail sales during the same period.
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
We source our merchandise primarily through three distinct and strategic procurement models: (i) on-site donations (“OSDs”), (ii) GreenDrop locations and (iii) delivered supply. Increasing the proportion of OSDs and GreenDrop as a percentage of total supply is desirable as donations from these sources are generally of higher quality and collectively have a contractually lower cost than product sourced through other channels, which benefits sales yield, and ultimately, our gross product margin. OSDs and GreenDrop are collectively the largest part of our supply mix, accounting for 82.4% and 80.7% of our total pounds processed for the thirteen weeks ended October 3, 2026 and September 27, 2025, respectively. OSDs and GreenDrop accounted for 81.2% and 77.9% of our total pounds processed for the thirty-nine weeks ended October 3, 2026 and September 27, 2025, respectively.
•OSDs: Donations of items by individuals to our NPPs, made at Community Donation Centers (“CDCs”) located at our stores. We operate as a registered professional fundraiser where required, accepting donations on behalf of our NPPs. Each store is specifically designated as an OSD location for a particular NPP, such that all donations received at the CDC are credited to that NPP.
•GreenDrop® locations: Attended donation stations that collect donations of items made by individuals to our NPPs at well-signed brick-and-mortar or trailer locations conveniently located closer to attractive donor neighborhoods in the same market as a store. On behalf of our NPPs, we solicit, collect and deliver items from our GreenDrop locations to our stores and Centralized Processing Centers (“CPCs”).
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
The majority of our retail stores have a dedicated space that handles the processing of soft and hard goods that provide the inventory to be sold on our retail sales floors. During the thirteen weeks ended October 3, 2026, we processed 298 million pounds of secondhand goods, compared to 282 million during the thirteen weeks ended September 27, 2025. During the thirty-nine weeks ended October 3, 2026, we processed 846 million pounds of secondhand goods, compared to 823 million during the thirty-nine weeks ended September 27, 2025. We are continuing to implement our offsite processing strategy, which is an important component of our operating model and supports store growth by enabling processing at larger-scale facilities and distribution to multiple stores in a local market. The processing of donations under this strategy can occur at offsite warehouse facilities, stores with surplus processing capacity or at CPCs.
Our store experience directly reflects our mission to make secondhand second nature. We deliver a well-merchandised environment that maximizes customer engagement and supports a core tenet for any thrifter—the treasure hunt. Our stores offer a wide selection of quality items across clothing, home goods, books and other items. Our sales floor inventory is also regularly rotated and refreshed, providing our customers with an extensive, ever-changing selection at tremendous value.
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
Financial Highlights
The following highlights our financial results for the thirteen weeks ended October 3, 2026 (the “third quarter”). Comparisons are to the thirteen weeks ended September 27, 2025:
•Total Company net sales increased 8.5% to $463.1 million; constant-currency net sales increased 8.9%; and comparable store sales increased 4.2%.
•For the U.S., net sales increased 12.2% and comparable store sales increased 5.9%.
•For Canada, net sales increased 2.5%; constant-currency net sales increased 4.3%; and comparable store sales increased 1.5%.
•Net income was $23.4 million, or $0.15 per diluted share. Net income margin was 5.1%.
•Adjusted net income was $25.5 million, or $0.16 per diluted share.

•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $75.9 million and Adjusted EBITDA margin was 16.4%.
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as well as constant-currency net sales, are not measures recognized under U.S. GAAP. For additional information on our use of non-GAAP financial measures and a reconciliation to the nearest GAAP measure, see “Non-GAAP Financial Measures” below.
Capital Allocation
Consistent with its balanced and disciplined approach to capital allocation, the Company continued to take actions during the third quarter to reinvest in its business, strengthen its balance sheet and return capital to stockholders.
•The Company opened 9 new stores, ending the third quarter with 384 stores, and recorded preopening expenses of $5.1 million.
•The Company repaid $51.9 million of outstanding borrowings under its 2025 Term Loan Facility using cash on hand. The repayment resulted in a loss on extinguishment of debt of $0.8 million.
•In connection with a secondary offering on August 11, 2026, the Company repurchased approximately 1.0 million shares of common stock at a total cost of approximately $10.0 million, excluding excise tax. This repurchase was separate from the Company's share repurchase program authorized in 2025.
•As of the end of the third quarter, the Company had $60.1 million of cash and cash equivalents, $179.2 million available to borrow under its 2025 Revolving Credit Facility and total debt of $674.4 million.
Recent Developments
Geopolitical Environment
Recent events in the Middle East, including the conflict involving Iran, have contributed to volatility in global energy markets. While the Company is not directly impacted by import disruptions due to its hyper-local procurement model, these conditions may increase transportation costs and, during periods of perceived or actual unfavorable economic conditions, lead consumers to reallocate discretionary spending, which may adversely affect demand for the Company’s products and its profitability.
2026 Impact & Sustainability Report
The Company published its 2026 Impact & Sustainability Report covering its 2025 fiscal year. The report highlights continued progress in advancing its sustainability initiatives, including sourcing nearly all its supply locally to support nonprofit partners and communities while helping minimize its environmental footprint; advancing innovation through ThriftIQ; establishing policies supporting responsible artificial intelligence use; and leveraging team member feedback to strengthen the workplace experience.
The report also highlights progress in reducing the Company’s environmental footprint through the conversion of additional GreenDrop® donation locations to alternative energy sources, as well as partnerships promoting circular fashion. Other notable achievements include the completion of the Company’s first Climate-related Risks and Opportunities Assessment, continued reporting of Scope 1, Scope 2 and Scope 3 greenhouse gas (GHG) emissions, independent assurance of Scope 1 and Scope 2 emissions data, and enhancements to governance and reporting practices.
Together, these efforts further the Company’s mission of making secondhand second nature. The report can be found at https://ir.savers.com/esg. The contents of this website and report do not form part of, nor are incorporated by reference into, this Quarterly Report.

Key Performance Indicators
We use the key performance indicators below to evaluate the performance of our business, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
The following table summarizes certain key performance indicators for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Comparable Store Sales (1)
U.S.	5.9%	7.1%	6.3%	5.8%
Canada	1.5%	3.9%	0.6%	2.4%
Total (2)	4.2%	5.8%	4.1%	4.4%
Other Metrics
Pounds processed (lbs mm)	298	282	846	823
OSDs and GreenDrop as a % of total pounds processed	82.4%	80.7%	81.2%	77.9%
Sales yield (1)	$1.53	$1.48	$1.52	$1.44
(1)The 53rd week in fiscal 2025 resulted in a shift such that fiscal 2026 began a week later than fiscal 2025. Accordingly, these key performance indicators are calculated by aligning the sales weeks in fiscal 2026 to the equivalent sales weeks in fiscal 2025.
(2)Total comparable store sales includes our Australia retail locations, in addition to the U.S. and Canada.
Comparable store sales
Comparable store sales is the percentage change in comparable store sales over the comparable period in the prior fiscal year. Comparable store sales is defined as sales by stores that have been in operation for all or a portion of 14 months. Comparable store sales is measured in local currency for Canada, while total comparable store sales is measured on a currency-neutral basis.
Comparable store sales provides us with visibility into top-line performance on a like-for-like basis excluding new stores as defined above and excluding all closed stores as of the end of the current reporting period. We believe investors can use this metric to assess our ability to increase comparable store sales over time.
During the thirteen weeks ended October 3, 2026, comparable store sales increased 4.2%, primarily reflecting higher average basket and, to a lesser extent, transactions. During the thirteen weeks ended September 27, 2025, comparable store sales increased 5.8%, primarily reflecting higher transactions and average basket.
During the thirty-nine weeks ended October 3, 2026, comparable store sales increased 4.1%, primarily reflecting higher average basket and, to a lesser extent, transactions. During the thirty-nine weeks ended September 27, 2025, comparable store sales increased 4.4%, primarily reflecting higher average basket and transactions.
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

During the thirteen weeks ended October 3, 2026 and September 27, 2025, we processed 298 million and 282 million pounds of supply, respectively, of which 82.4% and 80.7% was comprised of supply from OSDs and GreenDrop, respectively.
During the thirty-nine weeks ended October 3, 2026 and September 27, 2025, we processed 846 million and 823 million pounds of supply, respectively, of which 81.2% and 77.9% was comprised of supply from OSDs and GreenDrop, respectively.
Sales yield
We define sales yield as retail sales generated per pound processed on a currency-neutral and comparable store basis. We believe investors can use this metric as an indicator of the quality of goods we source, because when the quality is high, we are able to sell more items and/or sell items at higher prices from the volume we process than we would otherwise.
Sales yield for the thirteen weeks ended October 3, 2026 was $1.53 compared to $1.48 for the thirteen weeks ended September 27, 2025. The 3.4% increase in sales yield primarily reflects higher average price points.
Sales yield for the thirty-nine weeks ended October 3, 2026 was $1.52 compared to $1.44 for the thirty-nine weeks ended September 27, 2025. The 5.6% increase in sales yield primarily reflects higher average price points and, to a lesser extent, an increase in items sold per pound processed.
Number of stores
Our number of stores provides us visibility into the scale of our operations and is viewed as a key driver of long-term growth. We believe investors can use this metric to assess our ability to open new stores in high-growth markets.
The following table summarizes the Company’s store count activity for the 12 months ended October 3, 2026:

	U.S.	Canada	Australia	Total
September 27, 2025	176	170	18	364
New stores	23	4	1	28
Closures	(6)	(2)	0	(8)
October 3, 2026	193	172	19	384

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$463,084	100.0%	$426,935	100.0%	$1,314,498	100.0%	$1,214,288	100.0%
Operating expenses:
Cost of merchandise sold, exclusive of depreciation and amortization	199,653	43.1	188,240	44.1	576,106	43.8	543,621	44.8
Salaries, wages and benefits	88,009	19.0	84,520	19.8	259,872	19.8	256,315	21.1
Selling, general and administrative	105,114	22.7	99,514	23.3	305,282	23.2	275,005	22.6
Depreciation and amortization	24,770	5.4	18,320	4.3	72,998	5.6	58,582	4.8
Total operating expenses	417,546	90.2	390,594	91.5	1,214,258	92.4	1,133,523	93.3
Operating income	45,538	9.8	36,341	8.5	100,240	7.6	80,765	6.7
Other expense (income):
Interest expense, net	11,295	2.4	17,276	4.0	36,986	2.8	48,075	4.0
Loss (gain) on foreign currency, net	154	—	3,839	0.9	2,663	0.2	(6,403)	(0.5)
Loss on extinguishment of debt	847	0.2	32,621	7.7	2,127	0.2	35,339	2.9
Other expense (income), net	67	—	(66)	—	205	—	137	—
Other expense, net	12,363	2.6	53,670	12.6	41,981	3.2	77,148	6.4
Income (loss) before income taxes	33,175	7.2	(17,329)	(4.1)	58,259	4.4	3,617	0.3
Income tax expense (benefit)	9,774	2.1	(3,326)	(0.8)	18,490	1.4	3,426	0.3
Net income (loss)	$23,401	5.1%	$(14,003)	(3.3)%	$39,769	3.0%	$191	—%
Thirteen Weeks Ended October 3, 2026 compared to the Thirteen Weeks Ended September 27, 2025
Net sales
The following table presents net sales:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail sales	$444,424	$408,343	$36,081	8.8%
Wholesale sales	18,660	18,592	68	0.4%
Total net sales	$463,084	$426,935	$36,149	8.5%
Retail sales increased by $36.1 million, or 8.8%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in retail sales resulted primarily from growth in our store base and a 4.2% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization (“cost of merchandise sold”):

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$199,653	$188,240	$11,413	6.1%
Cost of merchandise sold decreased 100 basis points to 43.1% of net sales during the thirteen weeks ended October 3, 2026, compared to 44.1% for the thirteen weeks ended September 27, 2025. The 100 basis point decrease primarily reflects improvement in cost of merchandise sold as a percentage of net sales on comparable store sales due to increased operating efficiency and the favorable impact of year-over-year growth in OSDs, partially offset by new store dilution.
Personnel costs classified within cost of merchandise sold were $124.8 million during the thirteen weeks ended October 3, 2026, compared to $117.0 million during the thirteen weeks ended September 27, 2025. The $7.8 million increase in personnel costs resulted primarily from growth in our store base and higher wage rates.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail and wholesale	$59,761	$55,065	$4,696	8.5%
Corporate	28,248	29,455	(1,207)	(4.1)%
Total salaries, wages and benefits	$88,009	$84,520	$3,489	4.1%
Personnel costs for our retail and wholesale operations increased by $4.7 million, or 8.5%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase primarily reflects growth in our store base.
Personnel costs for our corporate employees decreased by $1.2 million, or 4.1%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The decrease primarily reflects a $4.1 million reduction in IPO-related stock-based compensation expense, partially offset by higher incentive plan expense.

Selling, general and administrative
The following table presents selling, general and administrative (“SG&A”):

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail and wholesale	$91,457	$81,688	$9,769	12.0%
Corporate	13,657	17,826	(4,169)	(23.4)%
Total selling, general and administrative	$105,114	$99,514	$5,600	5.6%
SG&A for our retail and wholesale operations increased by $9.8 million, or 12.0%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase primarily reflects growth in our store base, as well as higher repair and maintenance expense and rent and utilities.
Corporate SG&A decreased by $4.2 million, or 23.4%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The decrease primarily reflects a $3.4 million decrease in impairment charges and a $1.2 million lease termination gain of previously impaired stores, partially offset by higher information technology expenses, including cloud-based software costs.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Depreciation and amortization	$24,770	$18,320	$6,450	35.2%
The $6.5 million increase in depreciation and amortization during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025, resulted primarily from continued investments in new stores, information technology and offsite processing, as well as capital maintenance expenditures.

Interest expense, net
The following table presents interest expense, net:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Interest expense, net	$11,205	$15,959	$(4,754)	(29.8)%
Amortization of debt issuance cost and debt discount	518	1,347	(829)	(61.5)%
Gain on interest rate swaps	(428)	(30)	(398)	n/m
Total interest expense, net	$11,295	$17,276	$(5,981)	(34.6)%
n/m – not meaningful
The $4.8 million decrease in interest expense, net during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025, was driven by a decrease in the weighted average interest rate. The weighted average interest rate decreased 256 basis points from 8.78% to 6.22% primarily due to the September 2025 debt refinancing.
Loss on foreign currency, net
The following table presents loss on foreign currency, net:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Loss on foreign currency remeasurement	$594	$5,155	$(4,561)	(88.5)%
Gain on derivative instruments	(440)	(1,316)	876	(66.6)%
Total loss on foreign currency, net	$154	$3,839	$(3,685)	(96.0)%

Gains and losses on foreign currency relate primarily to movements in the Canadian dollar (“CAD”) relative to the U.S. dollar (“USD”). During the thirteen weeks ended October 3, 2026, the USD strengthened against the CAD relative to July 4, 2026, resulting in remeasurement losses of $0.6 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $0.4 million during the thirteen weeks ended October 3, 2026 on derivative instruments we use to manage foreign currency exchange rate risk.
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

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Loss on extinguishment of debt	$847	$32,621	$(31,774)	(97.4)%
During the thirteen weeks ended October 3, 2026, the Company repaid $25.0 million and $26.9 million on August 10, 2026 and October 1, 2026, respectively, in outstanding borrowings under the 2025 Term Loan Facility. These transactions resulted in a loss on extinguishment of debt of $0.8 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayments.
During the thirteen weeks ended September 27, 2025, the Company redeemed the remaining aggregate principal amount of the Senior Secured Notes (the “Notes”) and repaid all outstanding amounts under the 2021 Term Loan Facility using the proceeds, in part, from the 2025 Term Loan Facility. As a result of this transaction, the Company recorded a $32.6 million loss on extinguishment of debt, which included a $19.5 million prepayment premium, as well as the write-off of unamortized debt issuance costs and debt discounts under the Notes and 2021 Term Loan Facility.
Other expense (income), net
The following table presents other expense (income), net:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Other expense (income), net	$67	$(66)	$133	n/m
n/m – not meaningful
Other expense (income), net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.
Income tax expense (benefit)
The following table presents income tax expense (benefit):

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Income tax expense (benefit)	$9,774	$(3,326)	$13,100	n/m
Effective tax rate	29.5%	19.2%
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
For the thirteen weeks ended October 3, 2026, we recorded income tax expense of $9.8 million on income before income taxes of $33.2 million, resulting in an effective tax rate of 29.5%. For the thirteen weeks ended September 27, 2025, we recorded income tax benefit of $3.3 million on loss before income taxes of $17.3 million, resulting in an effective tax rate of 19.2%. The lower effective tax rate in the prior-year period was primarily attributable to the disproportionate impact of valuation allowance adjustments, permanent differences, including limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m), and a tax shortfall related to stock-based compensation that reduced the tax benefit recognized on the pre-tax loss. In the current quarter, these items represented a smaller percentage of pre-tax income and therefore had a less pronounced effect on the effective tax rate.

Segment results
The following table presents net sales and profit by segment:

	Thirteen Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales:
U.S. Retail	$263,437	$234,712	$28,725	12.2%
Canada Retail	163,653	159,608	4,045	2.5%
Total segment sales	$427,090	$394,320	$32,770	8.3%
Segment profit:
U.S. Retail	$55,706	$47,956	$7,750	16.2%
Canada Retail	$49,868	$45,336	$4,532	10.0%
U.S. Retail
U.S. Retail sales increased by $28.7 million, or 12.2%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in U.S. Retail sales resulted from growth in our store base, as well as a 5.9% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit increased by $7.8 million, or 16.2%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores.
Canada Retail
Canada Retail sales increased by $4.0 million, or 2.5%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in Canada Retail sales resulted from growth in our store base and a 1.5% increase in comparable store sales, partially offset by the unfavorable impact of foreign currency exchange rates. The increase in comparable store sales was primarily driven by higher average basket.
Canada Retail segment profit increased by $4.5 million, or 10.0%, during the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in Canada Retail segment profit primarily reflects increased operating efficiency.
Thirty-Nine Weeks Ended October 3, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025
Net sales
The following table presents net sales:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail sales	$1,260,860	$1,155,532	$105,328	9.1%
Wholesale sales	53,638	58,756	(5,118)	(8.7)%
Total net sales	$1,314,498	$1,214,288	$100,210	8.3%
Retail sales increased by $105.3 million, or 9.1%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase in retail sales resulted primarily from growth in our store base, a 4.1% increase in comparable store sales and the favorable impact of foreign currency exchange rates.

Cost of merchandise sold, exclusive of depreciation and amortization
The following table presents cost of merchandise sold, exclusive of depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Cost of merchandise sold, exclusive of depreciation and amortization	$576,106	$543,621	$32,485	6.0%
Cost of merchandise sold decreased 100 basis points to 43.8% of net sales during the thirty-nine weeks ended October 3, 2026, compared to 44.8% for the thirty-nine weeks ended September 27, 2025. The 100 basis point decrease primarily reflects improvement in cost of merchandise sold as a percentage of net sales on comparable store sales due to increased operating efficiency and the favorable impact of year-over-year growth in OSDs.
Personnel costs classified within cost of merchandise sold were $358.2 million during the thirty-nine weeks ended October 3, 2026, compared to $336.0 million during the thirty-nine weeks ended September 27, 2025. The $22.2 million increase in personnel costs resulted primarily from growth in our store base and higher wage rates, partially offset by labor efficiency gains.
Salaries, wages and benefits
The following table presents salaries, wages and benefits:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail and wholesale	$173,719	$163,269	$10,450	6.4%
Corporate	86,153	93,046	(6,893)	(7.4)%
Total salaries, wages and benefits	$259,872	$256,315	$3,557	1.4%
Personnel costs for our retail and wholesale operations increased by $10.5 million, or 6.4%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase primarily reflects growth in our store base.
Personnel costs for our corporate employees decreased by $6.9 million, or 7.4%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The decrease primarily reflects a $20.7 million decrease in IPO-related stock-based compensation expense, partially offset by higher annual incentive plan expense, non-IPO-related stock-based compensation expense and wages.

Selling, general and administrative
The following table presents selling, general and administrative:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Retail and wholesale	$261,609	$235,775	$25,834	11.0%
Corporate	43,673	39,230	4,443	11.3%
Total selling, general and administrative	$305,282	$275,005	$30,277	11.0%
SG&A for our retail and wholesale operations increased by $25.8 million, or 11.0%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase primarily reflects growth in our store base, as well as higher repair and maintenance expense, rent and utilities and preopening expense.
Corporate SG&A increased by $4.4 million, or 11.3%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase results primarily from investments in information technology, including cloud-based software costs, and higher professional service expenses, partially offset by a $1.2 million lease termination gain of previously impaired stores.
Depreciation and amortization
The following table presents depreciation and amortization:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Depreciation and amortization	$72,998	$58,582	$14,416	24.6%
The $14.4 million increase in depreciation and amortization during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025, resulted primarily from continued investments in new stores, information technology and offsite processing, as well as capital maintenance expenditures, partially offset by lower accelerated depreciation and amortization following the reduction in the estimated useful lives of certain acquisition-related intangible assets and store-related property and equipment during the thirty-nine weeks ended September 27, 2025.

Interest expense, net
The following table presents interest expense, net:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Interest expense, net	$36,615	$48,364	$(11,749)	(24.3)%
Amortization of debt issuance cost and debt discount	1,616	4,173	(2,557)	(61.3)%
Gain on interest rate swaps	(1,245)	(4,462)	3,217	(72.1)%
Total interest expense, net	$36,986	$48,075	$(11,089)	(23.1)%
The $11.7 million decrease in interest expense, net during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025, was primarily due to a decrease in the weighted average interest rate. The weighted average interest rate decreased 246 basis points from 8.94% to 6.48% primarily due to the September 2025 debt refinancing.
Loss (gain) on foreign currency, net
The following table presents loss (gain) on foreign currency, net:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Loss (gain) on foreign currency remeasurement	$8,987	$(9,680)	$18,667	n/m
(Gain) loss on derivative instruments	(6,324)	3,277	(9,601)	n/m
Total loss (gain) on foreign currency, net	$2,663	$(6,403)	$9,066	n/m
n/m – not meaningful
Gains and losses on foreign currency relate primarily to movements in the CAD relative to the USD. During the thirty-nine weeks ended October 3, 2026, the USD strengthened against the CAD relative to January 3, 2026, resulting in remeasurement losses of $9.0 million arising primarily on USD-denominated debt held by one of our Canadian subsidiaries. We also recorded gains of $6.3 million during the thirty-nine weeks ended October 3, 2026 on derivative instruments we use to manage foreign currency exchange rate risk.
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

Loss on extinguishment of debt
The following table presents loss on extinguishment of debt:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Loss on extinguishment of debt	$2,127	$35,339	$(33,212)	(94.0)%
During the thirty-nine weeks ended October 3, 2026, the Company entered into the First Amendment to its 2025 Senior Secured Credit Facilities. The First Amendment resulted in a loss on extinguishment of debt of $1.3 million. In addition, the Company repaid $25.0 million and $26.9 million on August 10, 2026 and October 1, 2026, respectively, in outstanding borrowings under the 2025 Term Loan Facility. These transactions resulted in a loss on extinguishment of debt of $0.8 million reflecting the write-off of a proportional amount of unamortized debt issuance costs and debt discount associated with the repayments.
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
Other expense, net
The following table presents other expense, net:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Other expense, net	$205	$137	$68	49.6%
Other expense, net is comprised primarily of miscellaneous income and expenses not directly related to our core operating activities.

Income tax expense
The following table presents income tax expense:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Income tax expense	$18,490	$3,426	$15,064	n/m
Effective tax rate	31.7%	94.7%
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
During the thirty-nine weeks ended October 3, 2026, we recorded income tax expense of $18.5 million on income before income taxes of $58.3 million, resulting in an effective tax rate of 31.7%. During the thirty-nine weeks ended September 27, 2025, we recorded income tax expense of $3.4 million on income before income taxes of $3.6 million, resulting in an effective tax rate of 94.7%. The decrease in our effective tax rate during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025, is primarily due to higher pre-tax income which reduces the relative impact of permanent tax differences, including Section 162(m) excess compensation, tax shortfalls related to stock-based compensation, and changes in valuation allowances, which do not vary directly with income and therefore have a less significant effect on the effective tax rate in periods of higher profitability.
Segment results
The following table presents net sales and profit by segment:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales:
U.S. Retail	$752,992	$674,310	$78,682	11.7%
Canada Retail	459,162	443,199	15,963	3.6%
Total segment sales	$1,212,154	$1,117,509	$94,645	8.5%
Segment profit:
U.S. Retail	$157,410	$135,467	$21,943	16.2%
Canada Retail	$126,719	$110,127	$16,592	15.1%
U.S. Retail
U.S. Retail sales increased by $78.7 million, or 11.7%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase in U.S. Retail sales resulted from growth in our store base and a 6.3% increase in comparable store sales. The increase in comparable store sales was driven by higher average basket and transactions.
U.S. Retail segment profit increased by $21.9 million, or 16.2%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase in U.S. Retail segment profit primarily reflects higher profit from our comparable stores, partially offset by the impact of new stores.

Canada Retail
Canada Retail sales increased by $16.0 million, or 3.6%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase in Canada Retail sales resulted from growth in our store base, a 0.6% increase in comparable store sales and the favorable impact of foreign currency exchange rates. The increase in comparable store sales was driven by higher average basket.
Canada Retail segment profit increased by $16.6 million, or 15.1%, during the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025. The increase in Canada Retail segment profit primarily reflects increased operating efficiency.
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
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin
Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. The Company has included these non-GAAP financial measures as these are key measures used by its management and its Board of Directors to evaluate its operating performance and the effectiveness of its business strategies, make budgeting decisions and evaluate compensation decisions. The Company presents Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin because it considers these meaningful measures to share with investors as they facilitate comparison of the performance of one period with that of another period. In addition, by presenting Adjusted net income, Adjusted net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, the Company provides investors with management’s perspective of the Company’s operating performance.
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
Adjusted EBITDA is defined as net income (loss) excluding the impact of interest expense, net, income tax expense (benefit), depreciation and amortization, loss on extinguishment of debt, stock-based compensation expense, lease intangible asset expense, transaction costs, foreign currency exchange rate impacts and certain other adjustments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales, expressed as a percentage.

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per diluted share to Adjusted net income and Adjusted net income per diluted share is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Adjusted net income:
Net income (loss)	$23,401	$(14,003)	$39,769	$191
Loss on extinguishment of debt (1)(2)	847	32,621	2,127	35,339
IPO-related stock-based compensation expense (1)(3)	—	4,118	1,123	21,867
Transaction costs (1)(4)	1,041	2,085	2,495	3,290
Foreign currency exchange rate impacts (1)(5)	823	4,308	3,705	(4,691)
Other adjustments (1)(6)	(644)	4,675	2,346	6,928
Tax effect on adjustments (7)	(170)	(11,404)	(2,180)	(14,623)
Excess tax shortfall from stock-based compensation	202	76	945	542
Adjusted net income	$25,500	$22,476	$50,330	$48,843

Adjusted net income per share, diluted (8):
Net income (loss) per share, diluted	$0.15	$(0.09)	$0.25	$0.00
Loss on extinguishment of debt (1)(2)	0.01	0.20	0.01	0.22
IPO-related stock-based compensation expense (1)(3)	—	0.03	0.01	0.13
Transaction costs (1)(4)	0.01	0.01	0.02	0.02
Foreign currency exchange rate impacts (1)(5)	0.01	0.03	0.02	(0.03)
Other adjustments (1)(6)	—	0.03	0.01	0.04
Tax effect on adjustments (7)	—	(0.07)	(0.01)	(0.09)
Excess tax shortfall from stock-based compensation	—	—	0.01	—
Adjusted net income per share, diluted *	$0.16	$0.14	$0.32	$0.30
*May not foot due to rounding
(1)Presented pre-tax.
(2)Represents loss on extinguishment of debt associated with (i) the partial repayments of outstanding borrowings under the 2025 Term Loan Facility during the thirteen and thirty-nine weeks ended October 3, 2026 and the repricing of that facility on June 2, 2026; (ii) the full redemption of the Notes and repayment of all outstanding amounts under the 2021 Term Loan Facility on September 18, 2025; and (iii) the partial redemption of the Notes on February 6, 2025.
(3)Represents stock-based compensation expense for performance-based options triggered by the completion of our IPO and expense related to restricted stock units issued in connection with the Company’s IPO. The thirty-nine weeks ended October 3, 2026 includes a credit to stock-based compensation expense resulting from the reversal of previously recognized expense for stock-based awards forfeited upon employee retirements.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.

(6)The thirteen and thirty-nine weeks ended October 3, 2026 include a gain of $1.2 million related to store lease terminations, as well as store impairment charges of $0.6 million. The thirty-nine weeks ended October 3, 2026 further includes impairment charges of $2.4 million primarily due to the closure of a warehouse processing facility and additional store impairment charges of $0.5 million. The thirteen and thirty-nine weeks ended September 27, 2025 include store impairment and other related charges of $4.8 million, as well as a reduction to the fair value of acquisition-related contingent consideration of $0.1 million and $1.3 million, respectively. The thirty-nine weeks ended September 27, 2025 further includes accelerated amortization and depreciation of $3.3 million due to a reduction of the estimated useful lives for certain acquisition-related intangible assets and store-related property and equipment.
(7)Tax effect on adjustments is calculated utilizing the tax rate specifically applicable to the respective adjustments.
(8)For the thirteen weeks ended September 27, 2025, Adjusted net income per diluted share includes 7.3 million of potential shares of common stock relating to awards of stock options and restricted stock units that were excluded from the calculation of GAAP diluted net loss per share as their inclusion would have had an antidilutive effect.
A reconciliation of GAAP net income (loss) to Adjusted EBITDA is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income (loss)	$23,401	$(14,003)	$39,769	$191
Interest expense, net	11,295	17,276	36,986	48,075
Income tax expense (benefit)	9,774	(3,326)	18,490	3,426
Depreciation and amortization	24,770	18,320	72,998	58,582
Loss on extinguishment of debt (1)	847	32,621	2,127	35,339
Stock-based compensation expense (2)	3,944	7,210	13,650	31,175
Lease intangible asset expense (3)	625	817	2,277	2,502
Transaction costs (4)	1,041	2,085	2,495	3,290
Foreign currency exchange rate impacts (5)	823	4,308	3,705	(4,691)
Other adjustments (6)	(644)	4,675	2,346	3,662
Adjusted EBITDA	$75,876	$69,983	$194,843	$181,551
Net income (loss) margin	5.1%	(3.3)%	3.0%	0.0%
Adjusted EBITDA margin	16.4%	16.4%	14.8%	15.0%
(1)Represents loss on extinguishment of debt associated with (i) the partial repayments of outstanding borrowings under the 2025 Term Loan Facility during the thirteen and thirty-nine weeks ended October 3, 2026 and the repricing of that facility on June 2, 2026; (ii) the full redemption of the Notes and repayment of all outstanding amounts under the 2021 Term Loan Facility on September 18, 2025; and (iii) the partial redemption of the Notes on February 6, 2025.
(2)Represents non-cash stock-based compensation expense related to stock options and restricted stock units granted to certain of our employees and directors. The thirty-nine weeks ended October 3, 2026 includes a credit to stock-based compensation expense resulting from the reversal of previously recognized expense for stock-based awards forfeited upon employee retirements.
(3)Represents lease expense associated with acquired lease intangibles.
(4)Comprised of non-capitalizable expenses related to debt transactions and offering costs.
(5)Represents remeasurement (gains) losses on unsettled foreign currency transactions, realized and unrealized (gains) losses on cross currency swaps and unrealized (gains) losses on forward contracts.
(6)The thirteen and thirty-nine weeks ended October 3, 2026 include a gain of $1.2 million related to store lease terminations, as well as store impairment charges of $0.6 million. The thirty-nine weeks ended October 3, 2026 further includes impairment charges of $2.4 million primarily due to the closure of a warehouse processing facility and additional store impairment charges of $0.5 million. The thirteen and thirty-nine weeks ended September 27, 2025 include store impairment and other related charges of $4.8 million, as well as a reduction to the fair value of acquisition-related contingent consideration of $0.1 million and $1.3 million, respectively.

Constant currency
The Company reports net sales on a constant-currency basis in order to facilitate period-to-period comparisons of its results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates used to translate the Company's operating results for all countries where the functional currency is not the USD into the USD. Because the Company is a global company, foreign currency exchange rates used for translation may have a significant effect on its reported results. In general, given the Company's significant operations in Canada, the Company's financial results are affected positively by a weakening of the USD against the CAD and are affected negatively by a strengthening of the USD against the CAD. References to net sales on a constant-currency basis indicate operating results without the impact of foreign currency exchange rate fluctuations.
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
Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. During the thirteen weeks ended October 3, 2026, as compared to the thirteen weeks ended September 27, 2025, the USD was stronger relative to the CAD and weaker relative to the Australian dollar (“AUD”), which resulted in an overall unfavorable impact on our operating results. During the thirty-nine weeks ended October 3, 2026, as compared to the thirty-nine weeks ended September 27, 2025, the USD was weaker relative to the CAD and the AUD, which resulted in a favorable impact on our operating results. The Company calculates constant-currency net sales by translating current-period net sales using the average exchange rates from the comparative prior period rather than the actual average exchange rates in effect.

A reconciliation of GAAP net sales to constant-currency net sales is presented in the table below:

	Thirteen Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
October 3, 2026
U.S. Retail	$263,437	$—	$263,437	$28,725	12.2%
Canada Retail	163,653	2,880	166,533	6,925	4.3%
Other	35,994	(1,225)	34,769	2,154	6.6%
Total net sales	$463,084	$1,655	$464,739	$37,804	8.9%
September 27, 2025
U.S. Retail	$234,712	n/a	$234,712	n/a	n/a
Canada Retail	159,608	n/a	159,608	n/a	n/a
Other	32,615	n/a	32,615	n/a	n/a
Total net sales	$426,935	n/a	$426,935	n/a	n/a

	Thirty-Nine Weeks Ended
(dollars in thousands)	Net Sales	Impact of Foreign Currency	Constant-Currency Net Sales	$ Change Over Prior Year	% Change Over Prior Year
October 3, 2026
U.S. Retail	$752,992	$—	$752,992	$78,682	11.7%
Canada Retail	459,162	(3,663)	455,499	12,300	2.8%
Other	102,344	(4,437)	97,907	1,128	1.2%
Total net sales	$1,314,498	$(8,100)	$1,306,398	$92,110	7.6%
September 27, 2025
U.S. Retail	$674,310	n/a	$674,310	n/a	n/a
Canada Retail	443,199	n/a	443,199	n/a	n/a
Other	96,779	n/a	96,779	n/a	n/a
Total net sales	$1,214,288	n/a	$1,214,288	n/a	n/a
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
Our primary short-term requirements for liquidity and capital are to meet general working capital needs, fund capital expenditures and make required interest payments on our debt. Our primary long-term liquidity and capital needs relate to repaying the principal balance on our debt and making lease payments on our retail stores and processing facilities. We may also use cash on our balance sheet, cash generated from operations or proceeds from new borrowings, or any combination of these sources of liquidity and capital, to fund growth initiatives, to pay down debt, to conduct repurchases of our common stock, or to pay for acquisitions, or any combination of the foregoing. Our primary sources of liquidity and capital are cash generated from operations and proceeds from borrowings, including borrowings on our 2025 Senior Secured Credit Facilities. As of October 3, 2026, $179.2 million was available to borrow under the 2025 Revolving Credit Facility.
We believe our existing cash and cash equivalents and cash provided by our operating activities are sufficient to fund our liquidity needs for the next 12 months and beyond.
See Note 3. Debt to our unaudited interim condensed consolidated financial statements for details of our debt.
2025 Share Repurchase Program
We announced on October 30, 2025 the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, we may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. Although our Board of Directors has authorized the 2025 Share Repurchase Program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. In addition, the 2025 Share Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The amount, timing and execution of our 2025 Share Repurchase Program will be based upon a variety of factors, including the share price of our common stock, general market conditions, alternative uses for capital, our financial performance and other considerations. Any repurchases will be funded by available cash and cash equivalents.

Cash Flows
Thirty-Nine Weeks Ended October 3, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025
The following table summarizes our cash flows:

	Thirty-Nine Weeks Ended
(in thousands)	October 3, 2026	September 27, 2025
Net cash provided by operating activities	$172,120	$76,501
Net cash used in investing activities	(106,415)	(81,632)
Net cash used in financing activities	(90,277)	(83,218)
Effect of exchange rate changes on cash and cash equivalents	(1,185)	1,898
Net change in cash and cash equivalents	$(25,757)	$(86,451)
Net cash provided by operating activities
Net cash provided by operating activities for the thirty-nine weeks ended October 3, 2026 was $172.1 million, compared to $76.5 million for the thirty-nine weeks ended September 27, 2025. The $95.6 million increase is primarily due to a $35.8 million decrease in income taxes paid, which includes receipt of a U.S. federal income tax refund, a $27.6 million decrease in interest payments on our debt and favorable changes in working capital.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended October 3, 2026 consisted primarily of a $106.3 million change in operating lease liabilities which resulted from lease payments.
Net cash used in changes in operating assets and liabilities during the thirty-nine weeks ended September 27, 2025 consisted primarily of a $95.1 million change in operating lease liabilities, a $37.4 million change in prepaid expenses and other assets and a $22.2 million change in accounts payable and accrued liabilities. The change in operating lease liabilities resulted from lease payments. The change in prepaid expenses and other assets is primarily a result of an increase in prepaid taxes. The change in accounts payable and accrued liabilities resulted primarily from interest payments on our debt, which are due periodically throughout the year. As of December 28, 2024, we had an accrued interest balance of $16.1 million on the Notes, which was paid during the first quarter of fiscal 2025. As of September 27, 2025, we had an accrued interest balance of $1.5 million on the 2025 Term Loan Facility, which was paid during the fourth quarter of fiscal 2025. The Notes were fully redeemed during the third quarter of fiscal 2025, eliminating recurring interest accruals on the former Notes as of September 27, 2025.
Net cash used in investing activities
Net cash used in investing activities was $106.4 million for the thirty-nine weeks ended October 3, 2026 and $81.6 million for the thirty-nine weeks ended September 27, 2025. Expenditures in both periods consisted primarily of investments in new stores, information technology and offsite processing, as well as capital maintenance expenditures.
Net cash used in financing activities
Net cash used in financing activities was $90.3 million for the thirty-nine weeks ended October 3, 2026, which primarily reflected $55.6 million in principal payments on our long-term debt and $30.5 million of repurchases of common stock.
Net cash used in financing activities was $83.2 million for the thirty-nine weeks ended September 27, 2025, which primarily reflected debt transactions and $35.6 million of share repurchases. In September 2025, the Company received $746.3 million of proceeds from the 2025 Term Loan Facility to repay $716.8 million of existing long-term debt, in addition to paying a $19.6 million prepayment premium and $8.8 million of debt issuance costs. Further, in February 2025, the Company redeemed $44.5 million of the Notes and paid a $1.3 million prepayment premium.

Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. Preparation of our unaudited interim condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the assumptions and estimates, as set forth in our Annual Report on Form 10-K, associated with income taxes have the greatest potential impact on our unaudited interim condensed consolidated financial statements. Accordingly, we believe this policy is most critical to aid in fully understanding and evaluating our unaudited interim condensed consolidated financial statements. There have been no material changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
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

Interest rate risk
Changes in interest rates affect the amount of interest due on our variable rate debt. As of October 3, 2026, we had variable rate borrowings on the 2025 Senior Secured Credit Facilities of $674.4 million and no advances under our 2025 Revolving Credit Facility. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.
We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $6.7 million over 12 months based on amounts outstanding and interest rates in effect as of October 3, 2026.
In September 2025, we executed interest rate swaps to reduce our exposure to fluctuations in interest rates by effectively converting a portion of our floating-rate debt to a fixed-rate basis. Based on the notional amount of interest rate swaps in effect and the amounts borrowed as of October 3, 2026, our exposure to future interest rate fluctuations will be reduced by 84.2%. The interest rate swaps are scheduled to mature on June 29, 2029.
Foreign currency exchange risk
In addition to our U.S. business, we operate in Canada and Australia. Operations conducted entirely in each jurisdiction use that jurisdiction’s currency as their functional currency and changes in foreign exchange rates affect the translation of the results of these businesses into the USD, which is the reporting currency of the Company. For the thirty-nine weeks ended October 3, 2026, approximately 40.4% of our net sales were denominated in a currency other than the USD. For the thirty-nine weeks ended October 3, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease our net sales by $43.8 million, and a hypothetical 10% weakening of the USD to the CAD would increase our net sales by $53.5 million. A hypothetical 10% change in the relative fair value of the USD to the AUD would not have a material impact on our operations. We will be susceptible to fluctuations in the USD compared to the CAD and the AUD if we do not hedge our exchange rate exposure. As such, we seek to manage the risk from changes in foreign currency exchange rates through the use of forward contracts, which are maintained on a rolling 12-month basis.
As of October 3, 2026, $246.5 million of our USD-denominated borrowings is owed by one of our Canadian subsidiaries whose functional currency is the CAD. These borrowings expose the Company to earnings volatility due to remeasurement. For the thirty-nine weeks ended October 3, 2026, a hypothetical 10% strengthening of the USD to the CAD would decrease net income by $22.4 million. For the thirty-nine weeks ended October 3, 2026, a hypothetical 10% weakening of the USD to the CAD would increase net income by $27.4 million. In September 2025, we executed cross currency swaps to effectively convert $200.0 million of the USD-denominated borrowings into CAD-denominated borrowings. The cross-currency swaps are scheduled to mature on June 29, 2029.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 3, 2026. Based on the evaluation of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2026 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner, and accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended October 3, 2026, there were no changes in our internal control over financial reporting, as defined under Rule 13a-15 under the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our 2025 Annual Report on Form 10-K, which was filed with the SEC on February 20, 2026. There have been no material changes from the risk factors previously disclosed. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1) (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (#)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period (2) ($)
July 5, 2026 to August 1, 2026	—	—	—	21,681
August 2, 2026 to August 29, 2026	1,021,580	9.79	—	21,681
August 30, 2026 to October 3, 2026	—	—	—	21,681
Total	1,021,580	9.79	—
(1)Total number of shares purchased consists of 1,021,580 shares of common stock repurchased in connection with the 2026 Offering.
(2)On October 30, 2025, the Company announced the authorization of a new share repurchase program of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program became effective as of November 9, 2025 and expires on November 8, 2027. Under the 2025 Share Repurchase Program, the Company may purchase shares from time to time in compliance with applicable securities laws, that may include Exchange Act Rule 10b-18 and Exchange Act Rule 10b5-1. There was $21.7 million remaining under the 2025 Share Repurchase Program as of October 3, 2026.

Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the thirteen weeks ended October 3, 2026, the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our executive officers and directors, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:
Mark Walsh, Chief Executive Officer and a member of our Board of Directors, entered into a Rule 10b5-1 Plan on September 18, 2026. Mr. Walsh’s plan provides for the potential exercise of vested stock options and the associated sale of up to 350,000 shares of the Company’s common stock. The plan becomes effective on December 18, 2026 and expires on April 8, 2027, or upon earlier completion of all authorized transactions under the plan.
Richard Medway, General Counsel, Chief Compliance Officer and Secretary, entered into a Rule 10b5-1 Plan on September 16, 2026. Mr. Medway’s plan provides for the potential exercise of vested stock options and the associated sale of up to 160,000 shares of the Company’s common stock. The plan becomes effective on December 18, 2026 and expires on June 17, 2027, or upon earlier completion of all authorized transactions under the plan.
Mindy Geisser, Chief People Services Officer, entered into a Rule 10b5-1 Plan on September 17, 2026. Ms. Geisser’s plan provides for the potential exercise of vested stock options and the associated sale of up to 147,461 shares of the Company’s common stock. The plan becomes effective on January 7, 2027 and expires on June 29, 2027, or upon earlier completion of all authorized transactions under the plan.
Charles Hunsinger, Chief Information Officer, entered into a Rule 10b5-1 Plan on September 16, 2026. Mr. Hunsinger’s plan provides for the sale of up to 42,059 shares of the Company’s common stock acquired from open market purchases and related to the vesting of restricted stock units. The plan becomes effective on December 16, 2026 and expires on September 14, 2027, or upon earlier completion of all authorized transactions under the plan.

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
Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended October 3, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended October 3, 2026, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVERS VALUE VILLAGE, INC.

Date:	November 5, 2026	By:	/s/ Michael W. Maher
Michael W. Maher
Chief Financial Officer and Treasurer (Principal Financial Officer)